Form 10-Q
period 1997-09-30
HEDSTROM HOLDINGS INC
filed 1997-12-10
CIK 1042422

Form 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                               QUARTERLY REPORT
                      PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934

                   For The Quarter Ended September 30, 1997

             Commission File Numbers: 333-32385-05 and 333-32385


                            HEDSTROM HOLDINGS, INC.
                             HEDSTROM CORPORATION
              (Exact name of registrant as specified in its charter)

             Delaware                                       51-0329830
             Delaware                                       51-0329829
(State or other jurisdiction of incorporation     (IRS Employer Identification
                 or organization)                        Number)


                 585 Slawin Court, Mount Prospect, Illinois 60056
            (Address of principal executive offices, including zip code)


                                  (847) 803-9200
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                          No __X__

At December 5, 1997, there were outstanding: (i) 36,127,395 shares of the Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc.,
(ii) 31,520,000 shares of the Non-Voting Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc. and (iii) 10 shares of the Common Stock, par value $.01 per share, of Hedstrom Corporation.

                           HEDSTROM HOLDINGS, INC.

                            HEDSTROM CORPORATION

                                 FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                         Page
                                                                        Number
                                                                        ______

                PART I  FINANCIAL INFORMATION

Item 1.   Financial Statements

     Consolidated Balance Sheets
       As of September 30, 1997 and December 31, 1996

     Consolidated Income Statements
       Three months ended September 30, 1997 and 1996
       Nine months ended September 30, 1997 and 1996

     Consolidated Statements of Cash Flows
       Nine months ended September 30, 1997 and 1996

     Consolidated Statement of Stockholders' Equity
       As of and for the nine months ended September 30, 1997

     Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition

                PART II  OTHER INFORMATION

Item 1.    Legal Proceedings

Item 6.    Exhibits and Reports on Form 8-K

Signature

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                       HEDSTROM HOLDINGS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except per share data)

                                                     September 30, December 31,
                                                         1997         1996
                                                     ____________  ___________
                                                      (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $  2,154       $   533
  Trade accounts receivable, net of
    allowance for doubtful accounts                       59,907        13,586
  Inventories                                             54,484        23,816
  Deferred income taxes                                    3,389         5,027
  Prepaid expenses and other current assets                5,369           690
                                                        ________       _______
TOTAL CURRENT ASSETS                                     125,303        43,652
                                                        ________       _______
PROPERTY, PLANT AND EQUIPMENT, at cost,
 net of accumulated depreciation                          42,911        21,743
                                                        ________       _______
OTHER ASSETS:
  Deferred charges, net of accumulated amortization       18,233         2,318
  Goodwill, net of accumulated amortization              147,754           -
  Deferred income taxes                                    7,500         4,362
                                                        ________       _______
TOTAL OTHER ASSETS                                       173,487         6,680
                                                        ________       _______
TOTAL ASSETS                                            $341,701       $72,075
                                                        ========       =======

                                       HEDSTROM HOLDINGS, INC.
                                     CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except per share data)

                                                     September 30, December 31,
                                                         1997         1996
                                                     ____________  ___________
                                                      (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                              $  8,300       $17,400
  Current portion of long-term debt and capital leases     6,382         1,965
  Accounts payable                                        20,175        11,698
  Accrued expenses                                        20,864         3,003
                                                        ________       _______
TOTAL CURRENT LIABILITIES                                 55,721        34,066
                                                        ________       _______
LONG-TERM DEBT:
  Senior Subordinated Notes                              110,000           -
  Senior Discount Notes                                   22,267           -
  Term Loans                                             108,375        36,750
  Notes payable to related parties                         2,500         2,500
  Capital leases                                           1,675         1,556
  Other                                                    2,387           300
                                                        ________       _______
TOTAL LONG-TERM DEBT                                     247,204        41,106
                                                        ________       _______
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 10,000,000
   shares authorized, no shares issued and outstanding       -             -
  Common stock, $0.01 par value, 100,000,000 shares
   authorized, 36,127,395 and 32,941,499 shares
   issued and outstanding, respectively                      361           329
  Non-voting common stock, $0.01 par value, 40,000,000
   shares authorized, 31,520,000 and no shares issued
    and outstanding, respectively                            315           -
  Additional paid-in capital                              46,968        10,437
  Foreign currency translation adjustment                    (71)          -
  Accumulated deficit                                     (8,797)      (13,863)
                                                        ________       _______
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      38,776        (3,097)
                                                        ________       _______
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $341,701       $72,075
                                                        ========       =======

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                              HEDSTROM HOLDINGS, INC.
                           CONSOLIDATED INCOME STATEMENTS
                         (In thousands, except per share data)
                                    (Unaudited)

                                                 For the three months ended
                                                       September 30,
                                                 __________________________

                                                      1997          1996
                                                      ____          ____

Net sales                                           $61,462       $14,969

Cost of sales                                        41,722        14,996
                                                    _______       _______

Gross profit  (loss)                                 19,740           (27)

Selling, general and administrative expense          14,416         5,745
                                                    _______       _______

Operating income (loss)                               5,324        (5,772)

Interest expense                                      6,800         1,428
                                                    _______       _______

Loss before income taxes                             (1,476)       (7,200)

Income tax benefit                                     (557)       (2,888)
                                                    _______       _______

Net loss                                            $  (919)      $(4,312)
                                                    =======       =======


Income per common share:
  Net loss                                           ($0.01)       ($0.13)


  Weighted average number of common shares

    outstanding (in thousands)                       68,122        32,941

The accompanying notes to consolidated financial statements are an integral part of these statements.

                             HEDSTROM HOLDINGS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                      (In thousands, except per share data)
                                  (Unaudited)

                                                    For the nine months ended
                                                          September 30,
                                                    _________________________

                                                      1997             1996
                                                      ____             ____

Net sales                                           $165,513         $111,028

Cost of sales                                        115,301           87,893
                                                    ________         ________

Gross profit                                          50,212           23,135

Selling, general and administrative expense           30,658           20,852
                                                    ________         ________

Operating income                                      19,554            2,283

Interest expense                                      11,509            4,973
                                                    ________        _________

Income (loss) before income taxes                      8,045           (2,690)

Income tax expense (benefit)                           2,979           (1,076)
                                                    ________         ________

Net income (loss)                                   $  5,066         $ (1,614)
                                                    ========         ========


Income per common share:

  Net income (loss) per share                          $0.11           ($0.05)

  Weighted average number of common shares
    outstanding (in thousands)                        47,108           32,941


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  HEDSTROM HOLDINGS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In thousands)
                                       (Unaudited)
                                                               Nine Months                        For the nine months
                                                            ended September 30,
                                                            ___________________
                                                              1997      1996
                                                              ____      ____
Cash flows from operating activities:
   Net income (loss)                                        $  5,066   $(1,614)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used for) operating activities:
         Depreciation of property, plant and equipment and
           amortization of other assets and discount notes     7,614     3,470
         Deferred income tax provision (benefit)               3,301       -
         Changes in current assets and current liabilities,
          net of acquisitions:
              Accounts receivable                            (21,834)    7,095
              Inventories                                     (3,474)    6,691
              Prepaid expenses and other current assets         (270)    1,273
              Accounts payable                                (1,497)   (4,339)
              Accrued expenses                                (3,096)   (1,790)
              Deferred charges and other                         -       3,160
                                                           _________   _______
Net cash provided by (used for) operating activities         (14,190)   13,946
                                                           _________   _______
Cash flows from investing activities:
    Acquisitions of property, plant and equipment             (5,336)   (6,029)
    Acquisition of ERO, Inc.                                (122,600)      -
    Other acquisitions                                        (2,249)   (1,487)
                                                           _________   _______
Net cash used for investing activities                      (130,185)   (7,516)
                                                           _________   _______
Cash flows from financing activities:
    Net proceeds from the issuance of Senior
     Subordinated Notes                                      110,000       -
    Net proceeds from the issuance of new Term Loans         110,000       -
    Net proceeds from the issuance of Senior Discount Notes   21,618       -
    Borrowings on new Revolving Credit Facility, net           8,300       -
    Repayments of old term loans                             (91,393)      -
    Debt financing cost                                      (17,800)      -
    Repayments on old revolving lines of credit, net         (38,925)   (6,512)
    Net proceeds from issuance of voting common stock          3,982       -
    Net proceeds from issuance of non-voting common stock     37,462       -
    Other                                                      1,897       -
                                                           _________   _______
Net cash provided by (used for) financing activities         145,141    (6,512)
                                                           _________   _______
Net increase (decrease) in cash and cash equivalents             766       (82)

Cash and cash equivalents:
    Purchased cash                                               855       -
    Beginning of period                                          533       388
                                                           _________   _______
    End of period                                          $   2,154   $   306
                                                           =========   =======
The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  HEDSTROM HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               (In thousands, except shares)
                                       (Unaudited)

                                                  Common Stock
                                                  ____________                      Foreign
                                                                     Additional    Currency
                                                              Par     Paid-In     Translation  Accumulated
                                                 Shares      Value    Capital     Adjustment     Deficit      Total
                                               __________    ______   ________    __________   ___________    ________
Balance at December 31, 1996                   32,941,499     $329    $10,437     $    -       $ (13,863)     $(3,097)
    Issuance of voting common stock             3,185,896       32      3,950          -             -          3,982
    Issuance of non-voting common stock        31,520,000      315     37,147          -             -         37,462
    Foreign currency translation adjustment         -           -         -           (71)           -            (71)
    Acquisition transaction costs                   -           -      (1,938)         -             -         (1,938)
    Write-off of pre-refinancing deferred
     financing charges                              -           -      (2,628)         -             -         (2,628)
    Net income                                      -           -         -            -           5,066        5,066
                                               __________     ____    _______     _______      _________      _______
Balance at September 30, 1997                  67,647,395     $676    $46,968     $   (71)     $  (8,797)     $38,776
                                               ==========     ====    =======     =======      =========      =======



The accompanying notes to consolidated financial statements are an integral part of these statements.

                        HEDSTROM HOLDINGS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION:

The accompanying interim consolidated financial statements include the accounts of Hedstrom Holdings, Inc. ("Holdings") and its wholly owned subsidiary, Hedstrom Corporation ("Hedstrom," and together with Holdings, the "Company"). Effective June 12, 1997, the Company acquired ERO, Inc. ("ERO"), which became a wholly owned subsidiary of Hedstrom (see Note 2). The accompanying consolidated financial statements reflect the operations of ERO since June 1, 1997. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows of the Company. Certain prior period amounts have been reclassified to conform with the current period presentation. All intercompany balances and transactions have been eliminated in consolidation.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in Holdings and Hedstrom's Registration Statements on Form S-1 (Registration Nos. 333-32385-05 and 333-32385, respectively) declared effective on November 4, 1997 by the Securities and Exchange Commission (the "Registration Statements").

The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - ACQUISITION OF ERO, INC.:

On April 10, 1997, Hedstrom and HC Acquisition Corp., a wholly owned subsidiary of Hedstrom, entered into an Agreement and Plan of Merger (the "Merger Agreement") with ERO to acquire ERO for a total enterprise value of approximately $200 million. Pursuant to the Merger Agreement, HC Acquisition Corp. commenced and, on June 12, 1997, consummated a tender offer for all of the outstanding shares of the common stock of ERO at a purchase price of $11.25 per share (the "Tender Offer"). Upon consummation of the Tender Offer, (i) HC Acquisition Corp. was merged with and into ERO (the "Merger") with ERO surviving the Merger as a wholly owned subsidiary of Hedstrom, (ii) certain of ERO's outstanding indebtedness was refinanced by Hedstrom (the "ERO Refinancing") and (iii) Hedstrom refinanced (the "Hedstrom Refinancing") its existing revolving credit facility and term loan facility (The Merger, the Tender Offer, the ERO Refinancing and the Hedstrom Refinancing are collectively referred to herein as the "Acquisition").

Holdings and Hedstrom required approximately $301.1 million in cash to consummate the Acquisition, including approximately (i) $122.6 million paid in connection with the Tender Offer and the Merger, (ii) $82.6 million in connection with the ERO Refinancing, (iii) $74.9 million paid in connection with the Hedstrom Refinancing and (iv) $21.0 million incurred in respect of fees and expenses.

The funds required to consummate the Acquisition were provided by (i) $75.0 million of term loans under a new six-year senior secured loan facility (the "Tranche A Term Loan Facility" ), (ii) $35.0 million of term loans under a new eight-year senior secured term loan facility (the "Tranche B Term Loan Facility" and, together with the Tranche A Term Loan Facility, the "Term Loan Facilities"), (iii) $16.1 million in borrowings under a new $70.0 million senior secured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facilities, the "Senior Credit Facilities"), (iv) $110.0 million of gross proceeds from the offering by Hedstrom of 10% Senior Subordinated Notes Due 2007 (the "Senior Subordinated Notes"), (v) $25.0 million of gross proceeds from the offering by Holdings of 44,612 units consisting of 12% Senior Discount Notes Due 2009 (the "Discount Notes") and 2,705,896 shares of Common Stock, $.01 par value per share, of Holdings ("Holdings Common Stock") and (vi) $40.0 million of gross proceeds from the private placement of 31,520,000 shares of Non-Voting Common Stock, $.01 par value per share, of Holdings ("Holdings Non-Voting Common Stock") and 480,000 shares of Holdings Common Stock. In addition, Hedstrom's new Revolving
Credit Facility will be utilized to finance certain seasonal working capital requirements.

The acquisition of ERO has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the Acquisition. The excess of the purchase price over the fair values of the tangible net assets acquired was approximately $146.8 million, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In the event that facts and circumstances indicate that the goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if an adjustment is required.

The net purchase price was allocated as follows (in thousands):

Current assets...........................          $ 59,400
Net property, plant and equipment........            20,000
Goodwill.................................           146,800
Liabilities assumed......................          (103,600)
                                                   ________
              Cash paid for ERO..........          $122,600
                                                   ========

The unaudited pro forma results below assume the Acquisition occurred at the beginning of the periods presented (in thousands, except per share amounts):

                                              Nine months ended
                                                September 30,
                                            ____________________
                                               1997      1996
                                            ________   ________

         Net sales                          $203,817   $209,151
         Net loss                           $ ( 538)   $ (5,069)
         Net loss per share                 $ (0.01)   $  (0.07)

The above pro forma results include adjustments to give effect to amortization of goodwill, interest expense related to the Senior Subordinated Notes, the Discount Notes and the Senior Credit Facilities and cost savings resulting from the rationalization of the sales, marketing and general and administrative functions, closings of duplicate facilities and reductions in external administrative expenditures including legal, insurance, tax, audit and public relations expenditures. These cost savings reflect personnel terminations that have already occurred or that have been formally communicated to the employees, closings of duplicate facilities that have occurred and reductions in external administrative expenses that have been negotiated, together with the related tax effects. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition of ERO been consummated and had the cost actions giving rise to the cost savings been implemented as of the beginning of the periods presented, nor are they necessarily indicative of future operating results.

NOTE 3 - INCOME PER COMMON SHARE:

Income per common share is determined by dividing net income by the weighted average number of common shares outstanding, including common stock equivalents (stock options granted) using the treasury stock method.

NOTE 4 - INVENTORIES:

Inventories at September 30, 1997 and December 31, 1996 consist of the following (in thousands):

                                       September 30,       December 31,
                                           1997                1996
                                       _____________       ____________

Raw materials                            $17,428             $  7,534
Work-in-process                            8,315                2,298
Finished goods                            28,741               13,984
                                         _______             ________
                                         $54,484              $23,816
                                         =======             ========

NOTE 5 - DEBT:

Debt consists of the following (in thousands):

                                       September 30,       December 31,
                                           1997                1996
                                       _____________       ____________

Senior Subordinated Notes                $110,000             $   -
Senior Discount Notes                      22,267                 -
Term Loans                                113,500              38,500
Revolving Credit Facility                   8,300             17, 400
Other                                       7,819               4,571
                                         ________             _______
                                         $261,886             $60,471
                                         ========             =======

Senior Subordinated Notes

The $110.0 million Senior Subordinated Notes bear interest at 10% per annum, payable on June 1 and December 1 of each year, commencing December 1, 1997.
The Senior Subordinated Notes mature on June 1, 2007. Except as set forth below, the Senior Subordinated Notes are not redeemable at the option of the Company prior to June 1, 2002. On and after such date, the Senior Subordinated Notes are redeemable, at the Company's option, in whole or in part, at the following redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest to the redemption date:

if redeemed during the 12-month period commencing on June 1 of the years set forth below:

                                       Redemption
             Period                      Price
             ______                    __________

              2002                       105.000
              2003                       103.333
              2004                       101.667
              2005 and thereafter        100.000%

In addition, at any time and from time to time prior to June 1, 2000, the Company may redeem in the aggregate up to $44.0 million principal amount of Senior Subordinated Notes with the proceeds of one or more equity offerings so long as there is a public market at the time of such redemption (provided that the equity offering is an offering by Holdings, a portion of the net cash proceeds thereof equal to the amount required to redeem any such Senior Subordinated Notes is contributed to the equity capital of the Company), at a redemption price (expressed as a percentage of principal amount) of 110%, plus accrued and unpaid interest, if any, to the redemption date; provided, however, that at least $66.0 million aggregate principal amount of the Senior Subordinated Notes remains outstanding after each such redemption.

The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are unconditionally and fully guaranteed (jointly and severally) on a senior basis by Holdings and on a senior subordinated basis by each domestic subsidiary of the Company. The Senior Subordinated Notes are subordinated to all senior indebtedness (as defined) of the Company rank pari passu in right of payment with all senior subordinated indebtedness (as defined) of the Company.

The Senior Subordinated Notes Indenture contains certain covenants that, among other things, limit (i) the incurrence of additional indebtedness by the Company and its restricted subsidiaries (as defined), (ii) the payment of dividends and other restricted payments by the Company and its restricted subsidiaries, (iii) restrictions on distributions from restricted subsidiaries,
(iv) asset sales, (v) transactions with affiliates, (vi) sales or issuances of restricted subsidiary capital stock and (vii) mergers and consolidations.

Term Loans and Revolving Credit Facility

In connection with the Acquisition, the Company's existing term loans of $35.0 million and its existing revolving credit facility borrowings were repaid and the facilities were terminated. The Company's $3.5 million Industrial Revenue Bond from Bedford County, which bears interest at 7.13%, was not retired in connection with the Acquisition.

As discussed in Note 2, in connection with the Acquisition, the Company obtained the Term Loan Facilities and Revolving Credit Facility (collectively, the "Senior Credit Facilities"). The Senior Credit Facilities consist of (a) a six-year Tranche A Senior Secured Term Loan Facility providing for term loans to the Company in a principal amount of $75 million; (b) an eight-year Tranche B Senior Secured Term Loan Facility providing for term loans to the Company in a principal amount of $35 million; and (c) a Senior Secured Revolving Credit Facility providing for revolving loans to the Company and the issuance of letters of credit for the account of the Company in an aggregate principal and stated amount at any time not to exceed $70 million. Borrowings under the Revolving Credit Facility will be available based upon a borrowing base not to exceed 85% of eligible accounts receivable and 50% of eligible inventory.

At the Company's option, the interest rates per annum applicable to the Senior Credit Facilities will be either (i) the Eurocurrency Rate (as defined) plus 2.5% in the case of the Tranche A Term Loan Facility and the Revolving Credit Facility or 3.0% in the case of the Tranche B Term Loan Facility or (ii) the Alternate Base Rate (as defined) plus 1.5% in the case of the Tranche A Term Loan Facility and the Revolving Credit Facility or 2.0% in the case of the Tranche B Term Loan Facility. The Alternate Base Rate is the highest of (a) Credit Suisse First Boston's Prime Rate (as defined) or (b) the federal funds effective rate from time to time plus 0.5%. The applicable margin in respect of the Tranche A Term Loan Facility and the Revolving Credit Facility will be adjusted from time to time by amounts to be agreed upon based on the achievement of certain performance targets to be determined.

The obligations of the Company under the Senior Credit Facilities are unconditionally, fully and irrevocably guaranteed (jointly and severally) by Holdings and each of the Company's direct or indirect domestic subsidiaries (collectively, the "Senior Credit Facilities Guarantors"). In addition, the Senior Credit Facilities will be secured by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of the company and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiary of the Company, or any of its domestic subsidiaries and (ii) all tangible and intangible assets (including, without limitation, intellectual property and owned real property) of the Company and the Senior Credit Facilities Guarantors.

The Senior Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with affiliates. In addition, under the Senior Credit Facilities, the Company is required to comply with specified interest coverage and maximum leverage ratios.

Senior Discount Notes

In connection with the acquisition, Holdings received $25.0 million of gross proceeds from the issuance by Holdings of 44,612 units, consisting of the Discount Notes and 2,705,896 shares of Holdings common stock. Of the $25.0 million in gross proceeds, $3.4 million ($1.25 per share) was allocated to the common stock, based upon management's estimate of fair market value, and $21.6 million was allocated to Discount Notes.

The Discount Notes are unsecured obligations of Holdings and have an aggregate principle amount at maturity (June 1, 2009) of $44.6 million, representing a yield to maturity of 12%. No cash interest will accrue on the Discount Notes prior to June 1, 2002. Thereafter, cash interest will be payable on June 1 and December 1 of each year, commencing December 1, 2002.

Except as set forth below, the Discount Notes will not be redeemable at the option of Holdings prior to June 1, 2002. On and after such, the Discount Notes will be redeemable, at Holdings' option, in whole or in part, at the following redemption prices (expressed in percentages of principal amount at maturity), plus accrued and unpaid interest to the redemption date:

if redeemed during the 12-month period commencing on June 1 of the years set forth below:

                                       Redemption
             Period                       Price
             ______                    __________

              2002                      106.000
              2003                      104.000
              2004                      102.000
              2005 and thereafter       100.000%

In addition, at any time and from time to time prior to June 1, 2000, Holdings may redeem in the aggregate up to 40% of the accreted value of the Discount Notes with the proceeds of one or more equity offerings by Holdings so long as there is a public market at the time of such redemption, at a redemption price (expressed as a percentage of accreted value on the redemption date) of 112%, plus accrued and unpaid interest, if any, to the redemption date; provided however, that at least $26.8 million aggregate principal amount at maturity of the Discount Notes remains outstanding after each such redemption.

At any time on or prior to June 1, 2002, the Discount Notes may also be redeemed as a whole at the option of Holdings upon the occurrence of a change of control (as defined) at a redemption price equal to 100% of the accreted value thereof plus the applicable premium as of, and accrued and unpaid interest, if any, to the date of redemption.

The Discount Notes Indenture contains certain covenants that, among other things, limit (i) the incurrence of additional indebtedness by Holdings and its restricted subsidiaries (as defined), (ii) the payment of dividends and other restricted payments by Holdings and its restricted subsidiaries, (iii) restrictions on distributions from restricted subsidiaries, (iv) asset sales,
(v) transactions with affiliates, (vi) sales or issuances of restricted subsidiary capital stock and (vii) mergers and consolidations.

Other Debt

Other debt consists of a $2.5 million Holdings note payable to the previous owners of Holdings as well as various other mortgages, capital leases and equipment loans. The $2.5 million note payable bears interest at 10% per annum and is payable at the earlier of April 30, 2002, or when the Company has met certain cash flow levels and the mortgages and equipment loans have varying interest rates and maturities.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS:

Holdings will adopt SFAS No. 128, "Earnings Per Share", effective December 15, 1997. SFAS No. 128 requires the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents. As required, Holdings will restate the reported earnings per share upon adoption of SFAS No. 128. Assuming adoption of SFAS No. 128, basic and diluted earnings per share for the three and nine months ended September 30, 1997 and 1996, respectively, would have been the same as reported earnings per share.

Holdings will adopt SFAS No. 129, "Disclosure of information about Capital Structure", effective December 15, 1997. SFAS No. 129 requires companies to disclose the pertinent rights and privileges of all securities other than ordinary common stock. Those disclosures include such things as dividend and liquidation preferences, participation rights, call prices and dates, conversion prices, unusual voting rights and others. As required, Holdings will make disclosures, if applicable, upon adoption. Management does not believe that SFAS No. 129 will have a significant impact on Holdings' financial statements.

Holdings will adopt SFAS No. 130, "Reporting Comprehensive Income" effective January 1, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. Management does not believe that SFAS No. 130 will have a significant impact on Holdings' financial statements.

Holdings will adopt SFAS No. 131, "Disclosure about Segments of An Enterprise and Related Information", effective January 1, 1998. This pronouncement changes the requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different economic environments. SFAS No. 131 will require companies to select segments based on their internal reporting system. Restatement of prior year segment disclosure will be required upon adoption of SFAS No. 131. Adoption of this pronouncement will not have a significant impact on Holdings results of operations or financial position. Management is evaluating what impact, if any, adoption will have on Holdings' financial statement disclosures.

NOTE 7 - SUBSIDIARY GUARANTORS/NONGUARANTORS FINANCIAL INFORMATION:
__________________________________________________________________

The following is financial information pertaining to Hedstrom and its subsidiary nonguarantors (with respect to the Senior Subordinated Notes and the Senior Credit Facilities) for the periods in which they are included in Holding's accompanying consolidated financial statments.

                                    HEDSTROM CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATING BALANCE SHEETS
                                              (In thousands)

                                                At September 30, 1997                        At December 31, 1996
                                 _________________________________________________   __________________________________
                                                                                                   Hedstrom
                                  Hedstrom    Subsidiary                              Hedstrom    Subsidiary
                                 Subsidiary      Non-      Adjustments/    Total     Subsidiary      Non-       Total
Assets                           Guarantors   guarantors   Eliminations   Hedstrom   Guarantors   guarantors   Hedstrom
______________________________   __________   __________   ____________   ________   __________   __________   ________

Current assets:
 Cash and cash equivalents       $  1,100     $ 1,054       $    -        $  2,154      $   467      $    66    $   533
 Accounts receivable, net          51,088       8,819            -          59,907       13,126          460     13,586
 Inventories                       37,739      16,774            (29)       54,484       23,368          448     23,816
 Deferred income taxes (c)          3,389         -              -           3,389        5,027          -        5,027
 Prepaid expenses and other
  current assets                    4,755         614            -           5,369          674           16        690
                                 ________     _______       ________      ________      _______      _______    _______

  Total current assets             98,071      27,261            (29)      125,303       42,662          990     43,652
                                 ________     _______       ________      ________      _______      _______    _______
Property, plant and
 equipment, net                    27,202      15,709            -          42,911       21,735            8     21,743
                                 ________     _______       ________      ________      _______      _______    _______
 Investment in and advances to
  Nonguarantor Subsidiaries        58,314         -          (58,314)          -            -            -          -
 Deferred charges, net             16,983         -              -          16,983        2,318          -        2,318
 Goodwill, net                    118,232      29,522            -         147,754          -            -          -
 Deferred income taxes              7,732        (524)           -           7,208        4,251          -        4,251
                                 ________     _______       ________      ________      _______      _______    _______

  Total other assets              201,261      28,998        (58,314)      171,945        6,569          -        6,569
                                 ________     _______       ________      ________      _______      _______    _______

Total assets                     $326,534     $71,968       $(58,343)     $340,159      $70,966      $   998    $71,964
                                 ========     =======       ========      ========      =======      =======    =======

                                     HEDSTROM CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATING BALANCE SHEETS
                                              (In thousands)

                                               At September 30, 1997                        At December 31, 1996
                                 _________________________________________________   __________________________________
                                               Hedstrom                                            Hedstrom
                                  Hedstrom    Subsidiary                              Hedstrom    Subsidiary
Liabilities and Stockholders'    Subsidiary      Non-      Adjustments/    Total     Subsidiary      Non-       Total
 equity                          Guarantors   guarantors   Eliminations   Hedstrom   Guarantors   guarantors   Hedstrom
______________________________   __________   __________   ____________   ________   __________   __________   ________

Current liabilities:
 Revolving line of credit        $  5,633     $ 2,667       $    -        $  8,300     $15,430      $ 1,970     $17,400
 Current portion of long-term
   debt and capital leases          5,609         773            -           6,382       1,965          -         1,965
 Advances from Guarantor
   Subsidiaries                       -        38,978        (38,978)          -           -            -           -
 Accounts payable (c)              16,938       3,237            -          20,175      11,275          131      11,406
 Accrued expenses                  15,981       4,485            (12)       20,454       3,006           (3)      3,003
                                 ________     _______       ________      ________     _______      _______     _______

  Total current liabilities        44,161      50,140        (38,990)       55,311      31,676        2,098      33,774
                                 ________     _______       ________      ________     _______      _______     _______

 Senior Subordinated Notes        110,000         -              -         110,000         -            -           -
 Term Loans                       107,205       1,170            -         108,375      36,750          -        36,750
 Capital leases                     1,675         -              -           1,675       1,556          -         1,556
 Other                              2,387         -              -           2,387         300          -           300
                                 ________     _______       ________      ________     _______      _______     _______

 Total long-term debt (a)         221,267       1,170            -         222,437      38,606          -        38,606

Total liabilities                 265,428      51,310        (38,990)      277,748      70,282        2,098      72,380
                                 ________     _______       ________      ________     _______      _______     _______

Total stockholder's equity
   (deficit) (b)                   61,106      20,658        (19,353)       62,411         684       (1,100)       (416)
                                 ________     _______       ________      ________     _______      _______     _______
Total liabilities and
 stockholder's equity            $326,534     $71,968       $(58,343)     $340,159     $70,966      $   998     $71,964
                                 ========     =======       ========      ========     =======      =======     =======

                                                                                         0                  0                  0
                                    HEDSTROM CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATING INCOME STATEMENTS
                                              (In thousands)


                                                                                             Three Months Ended
                                           Three Months Ended September 30, 1997             September 30, 1996
                                           _____________________________________      __________________________________

                                               Hedstrom                                            Hedstrom
                                  Hedstrom    Subsidiary                              Hedstrom    Subsidiary
                                 Subsidiary      Non-      Adjustments/    Total     Subsidiary      Non-        Total
Statement of Operations          Guarantors   guarantors   Eliminations   Hedstrom   Guarantors   guarantors    Hedstrom
___________________________      __________   __________   ____________   ________   __________   __________    ________
Net sales                         $56,524      $21,039      $(16,101)     $61,462     $14,316       $ 653       $14,969

Cost of sales                      43,564       15,599       (17,441)      41,722      14,453         543        14,996
                                  _______      _______      ________      _______     _______       _____       _______

Gross profit (loss)                12,960        5,440         1,340       19,740        (137)        110           (27)

Selling, general and
 administrative expense            12,743        1,659            14       14,416       5,492         253         5,745
                                  _______      _______      ________      _______     _______        ____       _______

Operating income (loss)               217        3,781         1,326        5,324      (5,629)       (143)       (5,772)

Interest expense (c)                5,399          690           -          6,089       1,362           4         1,366
                                  _______      _______       _______      _______     _______        ____       _______

Income (loss) before income taxes  (5,182)       3,091         1,326         (765)     (6,991)       (147)       (7,138)

Income tax provision
 (benefit) (c)                     (2,141)       1,603           273         (265)     (2,966)        111        (2,855)
                                  _______      _______      ________      _______     _______       _____       _______

Net income (loss)                 $(3,041)     $ 1,488      $  1,053      $  (500)    $(4,025)      $(258)      $(4,283)
                                  =======      =======      ========      =======     =======       =====       =======

                                    HEDSTROM CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATING INCOME STATEMENTS
                                              (In thousands)


                                                                                              Nine Months Ended
                                       Nine Months Ended September 30, 1997                   September 30, 1996
                                       ____________________________________          __________________________________
                                                Hedstrom                                            Hedstrom
                                  Hedstrom     Subsidiary                             Hedstrom     Subsidiary
                                 Subsidiary       Non-     Adjustments/    Total     Subsidiary       Non-      Total
Statement of Operations          Guarantors    guarantors  Eliminations   Hedstrom   Guarantors    guarantors  Hedstrom
_____________________________    __________    __________  ____________   ________   __________    __________  ________
Net Sales                         $157,447      $28,063     $(19,997)     $165,513    $107,719       $3,309    $111,028

Cost Sales                         114,908       20,361      (19,968)      115,301      84,918        2,975      87,893
                                  ________      _______     ________      ________    ________       ______    ________

Gross profit (loss)                 42,539        7,702          (29)       50,212      22,801          334      23,135

Selling, general and
 administrative expense             28,013        2,645          -          30,658      20,074          778      20,852
                                  ________      _______     ________      ________    ________       ______    ________

Operating income (loss)             14,526        5,057          (29)       19,554       2,727         (444)      2,283

Interest expense (c)                 9,763          909          -          10,672       4,766           19       4,785
                                  ________      _______     ________      ________    ________       ______    ________
Income (loss) before
 income taxes                        4,763        4,148          (29)        8,882      (2,039)        (463)     (2,502)

Income tax provision
 (benefit) (c)                       1,708        1,624          (12)        3,320        (987)          (8)       (995)
                                  ________      _______     ________      ________    ________       ______    ________

Net income (loss)                 $  3,055      $ 2,524     $    (17)     $  5,562    $ (1,052)      $ (455)   $ (1,507)
                                  ========      =======     ========      ========    ========       ======    ========

                                    HEDSTROM CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                                              (In thousands)


                                        Nine Months Ended September 30, 1997       Nine Months Ended September 30, 1996
                                        ____________________________________       ____________________________________
                                               Hedstrom                                            Hedstrom
                                   Hedstrom   Subsidiary                              Hedstrom    Subsidiary
                                  Subsidiary     Non-      Adjustments/    Total     Subsidiary      Non-       Total
                                  Guarantors  guarantors   Eliminations  Hedstrom    Guarantors   guarantors  Hedstrom
                                  __________  __________   ____________  ________    __________   __________  ________
Cash flows from operating
 activities:
   Net income (loss) (c)          $   3,055    $ 2,524         $(17)    $   5,562     $(1,052)       $(455)    $(1,507)
   Adjustments to reconcile
    net income (loss) to net
    cash (used for) provided
    by operating activities:
      Depreciation of property
       plant and equipment and
       amortiztion of other
       assets                         6,602        363          -           6,965       3,464            6       3,470
      Deferred income tax
       provision                      3,468         14          -           3,482         -            -           -
      Changes in current assets
       and current liabilities,
       net of acquisitions:
         Accounts receivable        (16,718)    (5,116)         -         (21,834)      6,823          272       7,095
         Inventories                     95     (3,598)          29        (3,474)      6,810         (119)      6,691
         Prepaid expenses and other
          current assets               (351)        81          -            (270)      1,268            5       1,273
         Accounts payable (c)        (2,554)     1,349          -          (1,205)     (4,455)         116      (4,339)
         Accrued expenses            (6,929)     3,525          (12)       (3,416)     (1,501)        (396)     (1,897)
         Other                          (12)        12          -             -         3,160          -         3,160
                                  _________    _______    __________    _________     _______        _____     _______

Net cash (used for) provided by
 operating activities               (13,344)      (846)         -         (14,190)     14,517         (571)     13,946
                                  _________    _______    __________    _________     _______        _____     _______
Cash flows from investing
 activities:
   Acquisitions of property,
    plant and equipment              (4,495)      (841)         -          (5,336)     (6,027)          (2)     (6,029)
   Acquisition of ERO, Inc.        (122,600)       -            -        (122,600)        -            -            -
   Other acquisition                 (2,249)       -            -          (2,249)     (1,487)         -        (1,487)
                                  _________    _______    __________    _________     _______        _____     _______
Net cash used for investing
 activities:                       (129,344)      (841)         -        (130,185)     (7,514)          (2)     (7,516)
                                  _________    _______    __________    _________     _______        _____     _______

                                    HEDSTROM CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                                              (In thousands)


                                        Nine Months Ended September 30, 1997       Nine Months Ended September 30, 1996
                                        ____________________________________       ____________________________________
                                               Hedstrom                                            Hedstrom
                                   Hedstrom   Subsidiary                              Hedstrom    Subsidiary
                                  Subsidiary     Non-      Adjustments/    Total     Subsidiary       Non-      Total
                                  Guarantors  guarantors   Eliminations  Hedstrom    Guarantors   guarantors  Hedstrom
                                  __________  __________   ____________  ________    __________   __________  ________


Cash flows from financing
 activities:
   Net proceeds from the
    issuance of Senior
    Subordinated notes            $ 110,000    $   -      $     -       $ 110,000     $   -          $ -       $   -
   Net proceeds from the
    issuance of new term loans      110,000        -            -         110,000         -            -           -
   Equity contribution from
    Holdings (b)                     63,062        -            -          63,062         -            -           -
   Borrowings on new Revolving
    Credit Facility, net              8,300        -            -           8,300         -            -           -
   Repayments of old term loans     (85,643)    (5,750)         -         (91,393)        -            -           -
   Debt financing cost (b)          (16,550)       -            -         (16,550)        -            -           -
   Borrowings (repayments) on
    old revolving lines of
    credit, net                     (38,925)       -            -         (38,925)     (7,103)         591      (6,512)
   Advances to/(from) Nonguarantor
    subsidiaries                     (8,100)     8,100          -             -           -            -           -
   Other                                647        -            -             647         -            -           -
                                  _________    _______    __________    _________     _______        _____     _______

Net cash (used for) provided by
 financing activities:              142,791      2,350          -         145,141      (7,103)         591      (6,512)
                                  _________    _______    __________    _________     _______        _____     _______
Net increase (decrease) in cash
 and cash equivalents                   103        663          -             766        (100)          18         (82)

Cash and cash equivalents:

   Purchased cash                       530        325          -             855         -            -           -
   Beginning of period                  467         66          -             533         383            5         388
                                  _________    _______    __________    _________     _______        _____     _______
   End of period                  $   1,100    $ 1,054    $     -       $   2,154     $   283        $  23     $   306
                                  =========    =======    ==========    =========     =======        =====     =======

Each of the Subsidiary Guarantors is a wholly-owned subsidiary of Hedstrom and has fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning each Subsidiary Guarantor because management has determined that such information is not material to investors.

The column "Total Hedstrom" represents the consolidated financial statements
of Hedstrom Corporation and its subsidiaries.    Hedstrom Corporation is
Holdings' only direct subsidiary. The primary differences between the consolidated amounts of Hedstrom Corporation and the consolidated amounts included in the accompanying consolidated financial statements of Holdings are as follows:

(a) Hedstrom Corporation's Long-Term Debt does not include a $2.5 million note payable issued by Holdings in connection with its 1995 recapitalization and the issuance of Senior Discount Notes valued at $22.3 million at September 30, 1997.
(b) Hedstrom Corporation's stockholder's equity includes Holdings' stockholders' equity plus, as of September 30, 1997 only, $21.6 million in proceeds from the issuance of Senior Discount Notes, which proceeds were contributed as equity by Holdings to Hedstrom Corporation less the interest, net of taxes, accrued thereon and, as of both September 30, 1997 and December 31, 1996, the $2.5 million note payable described in (a) above less the interest, net of taxes, accrued thereon.
(c) Accounts payable, interest expense and deferred income taxes do not reflect the accrued interest, interest expense and the deferred tax benefit of accrued interest on the obligations discussed in (a) above.

NOTE 8 - SUBSEQUENT EVENTS:

On November 21, 1997, the Company purchased certain inventory, equipment and intellectual property, of the N.B.F. division of Bollinger Industries, Inc. for $14,250,000 in cash, subject in certain circumstances to post-closing adjustments. In connection with this asset acquisition, Hedstrom amended its credit agreement to permit the acquisition. The funds required to consummate the acquisition were obtained through a draw under the Revolving Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as included in the Registration Statements. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties that could cause actual results to differ materially from those statements. Those risks, which are further detailed in the Registration Statement, include, but are not limited to, the Company's recent net losses, substantial leverage and debt service, financing restrictions and covenants, reliance on key customers, dependence on key licenses and obtaining new licenses, raw material prices, integration of ERO, and product liability risks.

Results of Operations

	The following table sets forth net sales and gross profit for each of Hedstrom's operating divisions for the periods indicated:

                                    Three Months           Nine Months
                                Ended September 30,    Ended September 30,
                                ___________________    ___________________
                                 1997       1996          1997     1996
                                 ____       ____          ____     ____

                                              (in millions)

Net sales
  Bedford Division..........    $ 7.4      $ 7.6        $ 66.2   $ 70.6
  Ashland Division..........      5.5        6.3          30.2     33.5
  International Division....      1.4        1.1           7.9      6.9
  ERO Division..............     47.2         --          61.2       --
                                _____      _____        ______   ______
       Total net sales......    $61.5      $15.0        $165.5   $111.0
                                =====      =====        ======   ======
Gross profit:
  Bedford Division...........  $  0.8      $(1.4)       $ 17.0   $ 12.8
  Ashland Division...........     0.5        1.3           8.1      9.3
  International Division.....     0.3        0.1           1.9      1.0
  ERO Division...............    18.1         --          23.2       --
                                _____      _____        ______   ______
       Total gross profit....   $19.7      $ 0.0        $ 50.2   $ 23.1
                                =====      =====        ======   ======

A comparison of the Company's results of operations for the three and nine months ended September 30, 1997 with the same period in 1996 is necessarily affected by the impact of the consummation of the acquisition of ERO on June 12, 1997. Due to the inclusion of ERO's results from and after June 1, 1997, management does not believe the comparison of operating results with the same period in 1996 is meaningful.

Net Sales. The Company's net sales for the third quarter of 1997 increased by $46.5 million compared to the third quarter of 1996 due principally to the inclusion of ERO.

Net sales in the first nine months of 1997 increased by $54.5 million compared to the same period in 1996. Such increase was attributable to the inclusion of ERO, certain selling price increases and the restructuring of several promotional allowances, offset by a decline in sales at the Bedford and Ashland Divisions. Net sales of the Bedford Division decreased in the first nine months of 1997 from the first nine months in 1996, primarily as a result of (i) a shift in product mix to lower-priced outdoor gym sets and (ii) a decline in sales of Hedstrom's wood kits to home centers. Net sales of the Ashland Division decreased in the first nine months of 1997 from the first nine months of 1996, primarily as a result of a decrease in sales of certain undecorated playballs and a decrease in sales of O.E.M. products. These decreases were partially offset by the successful introduction of "goofballs" and the increase in market share of ball pits, respectively. Net sales of the International Division increased in the first nine months of 1997 over the first nine months of 1996, due primarily to an increase in playball sales in Canada.

Gross Profit. As a result of the increase in the Company's net sales, gross profit for the third quarter of 1997 increased by $19.7 million compared to the third quarter of 1996.

Gross profit in the first nine months of 1997 increased by $27.1 million compared to the first nine months of 1996. As a percentage of net sales, gross profit increased to 32.0% in the third quarter of 1997 from 0.0% in 1996 and 30.3% in the first nine months of 1997 from 20.8% in the first nine months of 1996 due primarily to (i) the inclusion of the results of ERO, which had a higher gross profit margin than the other divisions of the Company, (ii) the implementation of the 1996 Cost Reduction Plan (as described in the Registration Statements) and (iii) a shift in mix to higher-margin playballs, the effects of which were partially offset by a reduction in production volume resulting from the implementation of just-in-time manufacturing and reduced sales. The Bedford Division's gross profit margin increased primarily as a result of the benefits of the 1996 Cost Reduction Plan, selling price increases and improvements in promotional programs, which benefits were partially offset by a decrease in net sales attributable to sales of lower-priced and lower-margin outdoor gym sets. Gross profit margin in the Ashland Division decreased for the three and nine months ended September 30, 1997 primarily as a result of (i) a reduction in production volume and (ii) a change in product mix. Gross profit margin in the International Division increased in the first nine months of 1997 primarily as a result of sales price increases and a shift to higher-margin products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter of 1997 increased by $8.7 million compared to the third quarter of 1996 and $9.8 million in the first nine months of 1997 compared to the same period in 1996. As a percentage of sales, selling, general and administrative expenses decreased from 38.4% to 23.5% in the third quarter due principally to a reduction in warehouse and shipping costs resulting from Hedstrom's implementation of just-in-time manufacturing of outdoor gym sets and the discontinuation of certain print advertising programs. This reduction was partially offset by the inclusion of ERO's relatively high selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses in the first nine months of 1997 were relatively consistent with the same period in 1996 since ERO was not included until June of 1997.

Interest expense. Interest expense increased to $6.8 million and $11.5 million in the three and nine months ended September 30, 1997, respectively, from $1.4 million and $5.0 million in the same periods in 1996, respectively, as a result of the acquisition-related indebtedness and higher interest rates.

Income Tax Expense. Holdings' effective income tax rate for the three and nine months ended September 30, 1997 was 37.7% and 37.0%, respectively, as compared with an effective income tax rate of 40.1% and 40.0% in the same periods in 1996. These decreases are attributable to the inclusion of the ERO division, whose effective tax rate is lower due to the lower statutory rates of its foreign operations.

Liquidity and Capital Resources of the Company

Working Capital and Cash Flows

Net cash used for operating activities was $14.2 million for the nine months ended September 30, 1997. The net use of cash reflects the seasonal nature of sales in the Company's ERO division. ERO accumulates accounts receivable and inventory during the second half of the year and subsequently liquidates them in the first half of the following year.

Net cash used for investing activities was $130.2 million for the first nine months of 1997, including the $122.6 million used for the acquisition of ERO, $5.3 million used for the acquisition of property, plant and equipment and $2.2 million used to fund other acquisitions of machinery and equipment and inventory.

Net cash provided by financing activities was $145.1 million for the nine months ended September 30, 1997, including (i) $110.0 million of proceeds from the issuance of senior subordinated notes, (ii) $110.0 million of proceeds from the Company's term loans, (iii) $21.6 million from the issuance of discount notes, (iv) $8.3 million of net borrowings under its revolving credit facility, (v) the repayment of old term loans in the aggregate of $91.4 million, (vi) the repayment of old revolving loans in the aggregate amount of $38.9 million, (vii) debt financing costs of $17.8 million,
(viii) $4.0 million of proceeds from the issuance of Holdings common stock and (ix) $37.5 million of proceeds from the issuance of Holdings non-voting common stock. The net cash provided by financing activities was used primarily to consummate the acquisition of ERO and to fund operating cash requirements.

Liquidity

Interest payments on the Senior Subordinated Notes and interest and principal payments under the Senior Credit Facilities, as detailed in the Registration Statements, represent significant cash requirements for the Company. The Senior Subordinated Notes require semiannual interest payments of $5.5 million commencing in December 1997. Borrowings under the Senior Credit Facilities will bear interest at floating rates and will require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings under the Senior Credit Facilities will consist of $110 million under the Term Loan Facilities, comprised of a $75 million Tranche A Term
Loan maturing in 2003 and a $35 million Tranche B term loan maturing in 2005. In addition, the Senior Credit Facilities include a $70 million Revolving Credit Facility.

At present, the Discount Notes do not require cash interest payments. Rather, principal will accrete to an aggregate principal amount of $44.6 million on June 1, 2002. Commencing on such date, Holdings will be required to make semiannual interest payments of $2.7 million.

The Company's remaining liquidity demands will be for capital expenditures and for working capital needs. In 1998, the Company expects to make capital expenditures of approximately $9 million. For the foreseeable future, the Company expects that its capital expenditures will be limited primarily to maintaining existing facilities and equipment and completing its insourcing of manufacturing certain components. The Company's credit agreement imposes an annual limit of $10.0 million on its capital expenditures and investments (subject in any given year to a roll-over of up to $4.0 million of unused capital expenditure capacity from the previous year). In addition, the Company may incur expenditures in order to achieve certain anticipated cost savings.

The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. As of September 30, 1997, approximately $61.7 million was available to the Company (subject to borrowing base limitations) for borrowings under the Revolving Credit Facility. Management believes that cash generated from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet the Company's working capital and capital expenditures needs for the foreseeable future.

PART II - OTHER INFORMATION


Item 1.          Legal Proceedings

                 The Company is currently involved in several lawsuits arising in the ordinary course of business. The Company maintains insurance covering such liability, and does not believe that the outcome of any such lawsuits will have a material adverse effect on the Company's financial condition.

Item 6.          Exhibits and Reports on Form 8-K

  a)             Exhibits

                 Exhibit 27, Financial Data Schedule (included only in the electronic filing of this document).

  b)             Reports on Form 8-K

                 The registrant has not filed any reports on Form 8-K during the quarter.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: December 5, 1997




                                                    HEDSTROM HOLDINGS, INC.
                                                     HEDSTROM COROPORATION


                                                     /s/ David F. Crowley
                                                    _________________________
                                                         David F.Crowley
                                                     Chief Financial Officer