Form 10-K
period 1997-12-31
HEDSTROM HOLDINGS INC
filed 1998-03-26
CIK 1042422

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                            FORM 10-K


(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

          Commission File Numbers: 333-32385-05 and 333-32385

                       HEDSTROM HOLDINGS, INC.
                        HEDSTROM CORPORATION
         (Exact name of registrant as specified in its charter)

                               Delaware
                               Delaware
      (State or other jurisdiction of incorporation or organization)

                              51-0329830
                              51-0329829
                 (I.R.S. Employer Identification No.)

            585 Slawin Court, Mount Prospect, Illinois 60056-2183 (Address of principal executive offices, including zip code)

                           (847) 803-9200
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No__

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 23, 1998 was $5,072,184.

On March 23, 1998, there were outstanding: (i) 36,142,883 shares of Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc.,
(ii) 31,520,000 shares of Non-Voting Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc. and (iii) 10 shares of Common Stock, par value $.01 per share, of Hedstrom Corporation.

HEDSTROM HOLDINGS, INC.

HEDSTROM CORPORATION

1997 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS


PART I

Item 1.      Business

Item 2.      Properties

Item 3.      Legal Proceedings

Item 4.      Submission of Matters to a Vote of Security Holders

PART II

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters

Item 6.      Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.      Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.     Directors and Executive Officers of the Registrant

Item 11.     Executive Compensation

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Item 13.     Certain Relationships and Related Transactions

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K


Item 1.    Business

General

Hedstrom Holdings, Inc. ("Holdings") is a holding company whose primary operating subsidiary is Hedstrom Corporation ("Hedstrom" or the "Company"). The principal shareholders of Holdings are Hicks, Muse, Tate & Furst Equity Fund II, L.P. ("HM Fund II"), an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), certain affiliates of Hicks Muse and certain members of Holding's senior management. Hicks Muse is a private investment firm based in Dallas, New York, St. Louis and Mexico City that specializes in acquisitions, recapitalizations and other principal investing activities.

In October 1995, HM Fund II, together with certain other investors (the "HM Group"), acquired an 82% common equity interest in Holdings in a transaction that was accounted for as a recapitalization (the "1995 Recapitalization"). The total enterprise value of Hedstrom at the time of the 1995 Recapitalization, including the assumption and refinancing of certain indebtedness, was approximately $75 million. The HM Group paid approximately $27 million for its common equity interest, which, together with Holdings senior management's 18% retained common equity ownership, implied a total equity value of Holdings at that time of approximately $33 million. In June of 1997, Hedstrom acquired ERO, Inc. ("ERO") and its subsidiaries, manufacturers and marketers of children's leisure products (the "Acquisition"). In connection with the Acquisition, HM Fund II purchased 31,520,000 shares of Holding's non-voting common stock for an aggregate purchase price of $39,400,000.

Hedstrom is a leading North American manufacturer and marketer of well-established children's leisure and activity products. The Company's diversified product lines are in such "evergreen" product categories as outdoor gym sets, wood gym kits and slides, spring horses, trampolines, playballs, arts and crafts kits, game tables, and licensed indoor sleeping bags, play tents and wall decorations. The Company considers such product categories to be "evergreen" in nature because each is characterized by proven longevity, demonstrated market demand and consistent sales over time. For example, the Company believes products such as outdoor gym sets and playballs have been marketed and sold in the United States for over 30 years.

The Company's products are sold primarily through national retailers, mass merchants, home improvement centers, sporting goods stores, drug store chains and supermarkets. For the twelve month period ended December 31, 1997, the Company's net sales and EBITDA were $256.1 and $45.8 million, respectively. The Company's outdoor gym set product line accounted for approximately 20% of the Company's net sales for the fiscal year ended December 31, 1997. No other product line accounted for more than 10% of the Company's net sales for the fiscal year ended December 31, 1997.

Hedstrom's operations are conducted through four principal divisions:

- The Bedford Division in Bedford, Pennsylvania ("Bedford Division"), which principally manufactures and markets in the United States outdoor gym sets, wood gym kits and slides, spring horses, trampolines and gym accessories;

- The Ashland Division in Ashland, Ohio ("Ashland Division"), which principally manufactures and markets in the United States a wide variety of children's playballs and ball pit products;

- The Amav Division in Montreal, Canada ("Amav Division"), which is a fully integrated manufacturer of children's products, including arts and crafts kits, game tables and certain other children's bulk play products such as play kitchens and battery-operated ride-on vehicles. In addition, this division includes a broad line of school supplies featuring popular licensed characters, including back packs, book bags, lunch kits and stationery products such as portfolios, binders, study kits, pencils and theme books marketed under the Impact name; and

- The ERO Division in Hazlehurst, Georgia ("ERO Division"), which produces the Slumber Shoppe line of products, including products such as indoor sleeping bags and play tents featuring popular licensed characters, a water sports line of products including flotation jackets, masks, fins, goggles and snorkels directed at the children's market through ERO's license portfolio and at the children's and adults' markets under the Coral brand name and Priss Prints, which produces licensed room decorations for young children, consisting principally of stick-on and peel-off wall decorations.

In addition, Hedstrom sells products manufactured by all its divisions outside of the United States through its International Division. Hedstrom utilizes excess capacity at both the Bedford Division and the Ashland Division to supply components to a variety of OEMs of industrial and consumer products.

Business Strategy

The Company's strategy is to enhance its operating margins and strengthen its position as a leading manufacturer and marketer of children's leisure and activity products. The Company plans to improve its profitability by rationalizing its cost structure and utilizing the Company's excess capacity at certain of its facilities through, among other things, pursuing counter-seasonal sales opportunities. Furthermore, the Company has identified several opportunities for revenue growth, including enhancing existing products, introducing complementary products, focusing its licensed products on traditional characters and pursuing international sales opportunities.

- Achieve Cost Savings. Management anticipates that the Company will realize annual cost savings in excess of $6 million as a result of cost saving initiatives implemented or being implemented as a result of the Acquisition, such as the rationalization of sales, marketing and general administrative functions, consolidation of purchases of raw materials and elimination of less profitable product lines. Independent of the Acquisition, the Company realized in excess of $9 million of permanent cost savings in 1997 as a result of cost reduction programs implemented at Hedstrom in the second half of 1996. Management anticipates that the Company will realize similar cost savings in future years as a result of such reduction programs.

- Utilize Excess Capacity. The Company produces its outdoor gym sets, wood gym kits and slides at its facility in Bedford, Pennsylvania, primarily in the period from December through April. During the balance of the year, the Bedford facility remains relatively inactive. Management believes that the Company can enhance its sales and profitability by identifying products that it can manufacture during the May through November period, either for itself or for original equipment manufacturers ("OEMs"). The Company began producing several such products in the second half of 1997 such as the trampoline business it acquired from Bollinger Industries, Inc. In addition, management is pursuing opportunities to increase the utilization of its low-cost plastic molding operations at its Ashland, Ohio facility, which already supplies a variety of components to OEMs of industrial and consumer products.

- Enhance Existing Products and Develop Complementary Products. The Company has maintained sales growth and its leading market shares by continuously enhancing its principal products and designing and developing complementary products and accessories. Management believes that by pursuing this strategy it can continue growth within its core product lines with relatively low economic risk. In addition, Management will evaluate opportunities to expand its product lines, increase its market shares and acquire complementary products through strategic acquisitions.

- Focus Licensed Products on Traditional Characters. Management believes that the Company can differentiate and stimulate sales of certain of its products more effectively and inexpensively through the licensing of recognized traditional characters rather than the development and promotion of its own brand names. For product lines that feature licensed characters, such as sleeping bags, play tents and wall decorations, the Company emphasizes traditionally popular characters such as the classic Disney and Looney Tunes(TM) characters, although the Company also complements such characters by obtaining licenses for selected event-driven characters. Management estimates that products featuring licensed traditional characters (including products featuring 101 Dalmatians and the Little Mermaid characters, which experienced increased sales as a result of recent movie releases) accounted for approximately 22% of the Company's net sales for the fiscal year ended December 31, 1997 assuming the Acquisition took place on January 1, 1997 ("Pro Forma Net Sales"). Products based on licensed event-driven characters accounted for approximately 7% of the Company's Pro Forma Net Sales for such period.

- Pursue International Sales Opportunities. To date, the Company has not focused a significant amount of resources toward the development of an international customer base. For the fiscal year ended December 31, 1997, the Company's Pro Forma Net Sales outside the United States and Canada totaled approximately 5% of the Company's total Pro Forma Net Sales.
  The Company believes there are significant sales opportunities for the Company's products in Europe and Latin America, particularly its children's arts and crafts kits, outdoor gym sets, playballs and ball pits.

Acquisitions

See Note 4 to the consolidated financial statements on page 29 for a discussion of the Company's acquisitions.

Products

Bedford Division

Outdoor Gym Sets. The Bedford Division produces a broad selection of painted metal gym sets and composite metal and plastic gym sets. Each of the Company's outdoor gym sets consists of a heavy-duty metal frame which supports several hanging, swinging rides such as contoured swing seats, glide rides and trapezes. In addition, the Company's outdoor gym sets often incorporate a plastic slide and climbing tower. The Company sells its outdoor gym sets as complete, ready-to-assemble kits. The Company's outdoor gym set line consists of 19 styles available in a variety of colors that sell at retail prices between $80 and $600.

Wood Gym Kits and Slides. The Bedford Division produces wood gym kits sold through home improvement centers and building supply stores. Wood gym kits consist of certain components necessary to construct a wood gym set, such as nuts, bolts and framing brackets, and are typically sold together with accessory products including swings, climbing towers and plastic slides.
The Company does not sell the lumber, nails or the tools required to construct the wood gym kits. The retailers that carry the Company's wood gym kits, primarily home improvement centers, benefit from the sale of such items, particularly the lumber. The Company currently offers wood gym kits with differing designs and layouts, ranging from simple swing set designs to more elaborate designs in the shape of pirate ships and trains. The Company's wood gym kits generally sell for retail prices between $69.99 and $339.99, and the Company's slides generally sell for retail prices between $79.99 and $269.99. In 1997, the Company began to emphasize wood complete gym sets, which consists of all components necessary for a wood gym set. The wood components are cut, pre-drilled and treated by the Company. These products generally sell for retail prices between $199.99 and $399.99.


Spring Horses. The Bedford Division designs and manufactures 11 different styles of spring horses for use by children ages two to six. The Company manufactures the body of the horse, paints it to a specific style and packages it with a metal frame manufactured by the Company.

Trampolines. The Bedford Division designs, manufactures and imports three different styles of trampolines primarily for use by children. This relatively new product line was enhanced during 1997 through the acquisition of Bollinger Industries, Inc.'s trampoline business.

Gym Accessories, OEM and Other. The Bedford Division designs, manufactures, sources and sells a broad line of accessories that complement its outdoor gym sets and wood gym kits. Accessories include swing seats, climbing ropes, ladders and nets. Many of the Company's outdoor gym sets offer the customer the ability to customize the gym set with various accessories sold both in connection with the initial purchase of an outdoor gym set and as upgrades or replacement parts for the Company's large base of installed units. The Company currently offers over 65 individual accessory items. In addition, the Company has undertaken efforts to identify new products that the Bedford Division can manufacture during the May through November period when its manufacturing capacity historically has been underutilized. During the second half of 1997, the Company began producing one such product, "Turbo Hoops," which is a home version of the popular basketball game found in taverns and other commercial establishments. In addition, the Company is seeking opportunities to utilize seasonal excess capacity at the Bedford Division to manufacture products for OEMs. Sales to OEM customers will better enable it to cost-effectively maintain a core of full-time, highly skilled workers and a high level of plant utilization year-round, resulting in a consistent source of revenue and profitability for the Bedford Division.

For fiscal years 1997, 1996 and 1995, the Bedford Division accounted for 35.4%, 63.0% and 64.4%, respectively, of the Company's net sales.

Ashland Division

The Ashland Division produces a wide variety of children's playballs ranging in size from 4" to 36" in diameter, including both premium playballs and non-premium playballs.

Premium Playballs. The Company's premium playballs generally include stylized printing on 360 degrees or 180 degrees of the ball or contain fun novelty items inside the ball. The premium playballs that are decorated with stylized printing feature either popular characters from the Company's extensive license portfolio or the Company's proprietary playball patterns. The Company's proprietary playball patterns include holograms, sparkles and other geometric patterns. In addition to playballs with stylized printing, the Company recently introduced a line of "goofballs" that contain items inside the ball such as plastic spiders, worms and beads. The Company's premium playballs generally sell at retail prices between $1.99 and $8.99.

Non-Premium Playballs. The Company's non-premium playballs include (i) decorated playballs with stripes or other simple patterns, (ii) undecorated playballs and (iii) athletic-style playballs such as footballs, basketballs, baseballs, volleyballs and soccer balls. Non-premium playballs are available in a wide range of colors and sizes. This product line experienced significant growth over the last two years from the introduction of an 18" diameter playball, a new size in the playball category. The Company's non-premium playballs generally sell at retail prices between $1.99 and $24.99.

Ball Pits. In fiscal 1995, the Company developed and introduced home and backyard versions of the popular ball pits used by children in commercial locations such as McDonald's. The Company sells its ball pit product as a complete, ready-to-assemble set including an inflatable tent-like enclosure and 250 to 400 ball pit balls. The Company sources the enclosures from several overseas manufacturers and packages the enclosures with ball pit balls manufactured at the Ashland Division. Management believes that one of the Company's competitive advantages in this product category is its ability to manufacture high-quality ball pit balls using a patented process for which the Company has an exclusive licensing agreement. Hedstrom currently offers four ball pit models.

OEM and Other. The Ashland Division complements its core playball and ball pit businesses and smoothes seasonal production requirements by manufacturing a variety of custom-fabricated plastic products for toy, sporting goods, hospital supply, decorating and lighting companies. Sales to OEM customers enable the Ashland Division to cost-effectively maintain a core of full-time, highly skilled workers and result in a high level of plant utilization year-round while providing a consistent source of revenue and profitability.

For fiscal years 1997, 1996 and 1995, the Ashland Division accounted for 15.7%, 37.0% and 35.6%, respectively, of the Company's net sales.

Amav Division

Amav manufactures and markets children's leisure and activity products including arts and crafts kits, game tables and certain other children's bulk play products and a line of back-to-school products marketed under the Impact name. Amav's entire product line consists of approximately 400 items, approximately 70% of which are in the arts and crafts kits category.

Arts and crafts products include a broad variety of children's activity kits, chests and boxes that include stickers, doll outfits, mazes, paints, balloons, stamps, stationery, sun catchers, woodworking kits, magic sets, puzzles, sand art, egg art and art materials. These products generally are targeted at children between three and eight years of age.

Game tables include a wide variety of popular table games such as table tennis, table-top hockey and soccer, pool and shuffleboard that are often integrated into a single game table. For example, Amav's 3-in-1 game table includes table tennis, hockey and pool; whereas, Amav's 6-in-1 game table includes those games plus foosball and both arcade and floor basketball. The largest game table Amav manufactures is an 18-in-1 game table. In addition, Amav also recently introduced certain other children's bulk play products such as play kitchens and battery-operated ride-on vehicles.

Impact offers a broad line of licensed school supplies, including carry bags (such as backpacks, school bags, lunch kits, luggage, fanny packs and locker bags) and stationery products (such as theme books, portfolios, binders, pencils and study kits). This product line capitalizes on the Company's licensing and graphics strengths and offers opportunities for innovative products featuring unique designs and other special effects.

The Amav Division was acquired in June of 1997 in connection with the Acquisition. For fiscal year 1997, the Amav Division accounted for 23.6% of the Company's net sales.

ERO Division

ERO's product offerings consist of its Slumber Shoppe line of products, its water sports line of products and its Priss Prints line of products.

The Slumber Shoppe line of products includes indoor sleeping bags, carrying cases, play tents and selected children's furniture, all of which feature popular licensed characters and are targeted at children between the ages of two and ten. The core product within this line is the slumber bag, a lightweight indoor sleeping bag used for slumber parties, sleepovers and children's nap times. Carrying cases (called slumber mates) are large enough to fit a slumber bag and pajamas, toothbrushes and other items a child may need to spend the night at a friend's house. Play tents (called slumber tents) are designed to be used indoors and give children a private area that can be used as a clubhouse, fort or special play area. ERO also sells foam and bean bag chairs featuring licensed characters.

The water sports line of products includes a full range of personal flotation devices (such as flotation vests) and swim and pool products (including masks, fins, snorkels and goggles). These products are directed at the children's market using the Company's license portfolio, and at the children's and adults' markets under the Coral brand name.

Priss Prints sells self-adhesive wall decorations for children's rooms that can be removed without any damage to the wall or paint. Such wall decorations consist of licensed characters and proprietary designs. For 1997, the Company's room decoration licenses included Looney Tunes(TM) and 101 Dalmatians, Pooh and other of Disney's classic characters. Potential new product offerings include licensed character borders, introduced by Priss Prints for 1997, door decorations, night-lights and switchplates.

The ERO Division was acquired in June of 1997 in connection with the Acquisition. For fiscal year 1997, the ERO Division accounted for 25.3% of the Company's net sales.

Sales and Marketing

The Company's sales force for the Bedford, Ashland and ERO Divisions is comprised of a Vice President, four sales managers of national accounts, one sales manager of home centers and one international sales manager who deal directly with customers and outside vendor representatives. These outside vendor representatives include approximately 22 manufacturers representative organizations with over 100 sales representatives that service Hedstrom's mass merchant and home center customers. The Company's sales force for the Amav Division is comprised of six in-house sales managers and three outside vendor representatives.

Hedstrom's marketing activities include customer service, product development and advertising and promotions. The Company utilizes six customer service representatives to serve retail customers by tracking and confirming orders and answering general inquiries. Hedstrom's consumer relations department is staffed with trained professionals who, through an "800" number, assist end-users in assembling products and purchasing spare parts. Hedstrom's product development staff consists of engineering and design professionals. The product development process involves extensive product engineering, model making and sample testing.

An important element in the Company's marketing strategy is the ability to differentiate its products from those of its competitors and stimulate sales by using popular licensed characters and well-known brand names on its products. Accordingly, the Company emphasizes the acquisition and maintenance of a broad portfolio of licensed characters. Rather than pursuing a few licenses with speculative appeal, the Company maintains multiple licenses in several categories, including both classic (e.g., Mickey's Stuff for Kids, Barbie(TM), Pooh and 101 Dalmatians) and contemporary characters. The Company's license agreements typically run for two years and require payments by the Company of approximately 12-14% of licensed product revenues. The renewal terms of certain license agreements are based upon the attainment of specified sales levels, whereas others are based on informal understandings or arrangements. License agreements typically are subject to termination by the licensor upon failure of the licensee to meet various performance standards. Under the terms of certain of its license agreements, the Company is required to pay minimum guaranteed fees to the licensors over the life of the agreement. The guaranteed license fees payable by the Company have been insignificant due to the Company's having exceeded its minimum royalty requirements. Approximately 29% of the Company's Pro Forma Net Sales for the fiscal year ended December 31, 1997 were derived from sales of licensed products. Approximately 91% of such net sales would have been attributable to licenses covering ten licensed characters and approximately 65% of such net sales would have been derived from licenses with Disney Enterprises, Inc. and its affiliates.

International

See Note 14 to the consolidated financial statements on page 38 for geographic information.

The Company's sales to customers located outside the United States totaled $30.8 million, $12.6 million and $10.9 million, for the fiscal year ended December 31, 1997 and for each of the fiscal years ended July 31, 1996 and 1995, respectively.

Competition

The Company generally operates in a highly-competitive environment. Competition in the markets for the Company's products is based primarily on cost, characters licensed (for licensed character products), product design and quality, reputation, customer service, new product innovation and creative marketing and distribution approaches. Competitive factors in the market for character licenses include royalty levels, breadth of product lines, timely royalty reporting and payment, artistic applications and compliance with licensors' guidelines.

Bedford Division. Management believes that the Company's sales of outdoor gym sets for the fiscal year ended December 31, 1997, represented approximately 80% of the total sales in the U.S. market for outdoor painted metal gym sets and composite metal and plastic gym sets. The Company's principal competitor in this product line is RDM, Inc., formerly known as Roadmaster Corporation (which was recently purchased out of bankruptcy). Certain custom gym set manufacturers also compete in this market. Management believes that the Company holds the second largest share of the total U.S. wood gym kit market behind Swing-N-Slide Corporation.

Ashland Division. Based on the Company's sales of playballs for the fiscal year ended December 31, 1997, management estimates that the Company accounted for approximately 85% of total sales in the U.S. market for children's playballs. The Company's largest competitor in this product line is National Latex Corporation.

Amav Division. In the arts and activities product market, the Company competes with Hallmark Corporation's Binney & Smith unit (under the Crayola(TM) brand name), and a number of smaller arts and crafts suppliers such as Rose Art, Craft House, Ohio Art and Quincrafts Corporation. In the game table and children's bulk activity products market, the Company competes with Fisher Price (a subsidiary of Mattel), Little Tikes (a subsidiary of Rubbermaid), Monneret and Step 2. The Company competes against companies such as Mead, Imaginings 3 and Plymouth in the stationery products market. With respect to its carry bag product line, the Company competes against companies such as Pyramid Hand Bags and Imaginings 3.

ERO Division. The Company's main competitors with respect to its Slumber Shoppe product line are Bibb and Coleman, which produces non-licensed slumber bags, and Fisher Price which produces non-licensed slumber tents. Management believes that the Company has a market share of greater than 75% with respect to licensed sleeping bags and slumber tents. With respect to its water sports product line, the Company's competitors include Sterns, Kent and Aqua Leisure. The Company competes primarily against Borden, Infantino, Dolly and 3M in the overall room decor industry. Management believes that the Company is a market leader in this business.

Manufacturing and Supply; Raw Materials

Bedford Division

Production Process. The Bedford Division's production, warehousing and distribution facilities are located in a 472,000 square foot facility in Bedford, Pennsylvania. The manufacturing process for the Company's outdoor gym sets and accessories consists of eight integrated operations: steel tube-forming, metal stamping, secondary fabrication, painting, plastic forming, plastic coating, assembly and packaging. The steel tube-forming operations consist of three high-speed tube mills which form metal strips into tubing of various wall thickness, diameters and lengths. These steel tubes are used primarily for the main structural supports of the Company's gym sets. The metal stamping operations consist of mechanical presses that utilize multi-station dies to stamp, form or draw materials from coil metal stock. The materials from the steel tube-forming and metal stamping operations are sent to the secondary fabrication operations, which consist of mechanical presses, bending machines, welding stations and custom fabrication equipment. After the secondary fabrication operation, the products are painted in one of four electrostatic spray paint systems. The three plastic forming machines produce plastic slides and other large plastic parts from HDPE resin (high density polyethylene). The plastic coating (extruding) process covers the swing chain and cable for the gym sets with a soft coating of PVC (polyvinyl chloride) in various colors. Next, the products are sent to one of three final pack lines where employees at pre-arranged stations place parts in packing cartons. A hardware bag containing components assembled on the automatic bagging line, is also placed in the packing carton. The packing cartons are then placed on large pallets, six to twelve per pallet, depending on size, and wrapped in thin stretchable plastic and loaded onto trucks or stored in the warehouse to await the arrival of the trucks. The Bedford Division can produce up to 8,000 gym sets per day depending on the type of outdoor gym sets then in production.

Capacity. Management believes that the Bedford Division presently has adequate capacity to meet anticipated future production requirements at times of peak demand. The division also has the capability to outsource or increase capacity in all of its processes in the future should backlog develop.

Quality Assurance. The Bedford Division maintains an extensive quality assurance program that includes the development of plans for effective control of manufacturing processes, supplier surveys to assure manufacturing capability and a formal product release system to assure that product goals are achieved. Quality assurance personnel verify that manufacturing employees are correctly performing quality inspections by, among other things, auditing incoming raw materials, manufacturing processes and finished products. All manufacturing employees are trained and provided with the tools necessary to determine whether manufactured parts meet specifications. Employees assemble one unit from each production lot to verify conformance to safety standards.

Raw Materials. The primary raw materials used by the Bedford Division include sheet and band steel and plastic resin. Most of the division's steel raw materials (which represented approximately one-third of the Bedford Division's total raw materials purchased in 1997) are currently sourced from a single supplier. The Company typically enters into a one-year supply contract with this supplier each August. These contracts protect the Company from price increases while allowing for downward adjustments if market prices should fall. Management believes that alternative sources of supply are readily available for substantially all of the raw materials used by the Bedford Division, including steel.

Components Purchases. Management periodically evaluates the economics of producing internally rather than purchasing certain plastic components used in the production and assembly of its outdoor gym sets. In 1996, the Company invested approximately $3.0 million in new plastic blow-molding equipment to manufacture many of the plastic slides that it had previously purchased from third-party vendors. Management believes that producing these slides internally currently provide annual cost savings of approximately $1.5 million as compared to fiscal 1996 levels.

Ashland Division

Facilities. The Ashland Division's production facilities are located in two facilities in Ashland, Ohio. The main plant has 273,000 square feet and houses most of the division's production capacity. It includes a 115,200 square foot warehouse and distribution center. A second 95,400 square foot leased facility is used primarily to serve the division's OEM customer base and, to a lesser degree, as a source of increased playball capacity. The second plant also houses the division's administrative offices and showrooms. The Ashland Division also has two satellite facilities strategically located in Carrollton, Texas and Dothan, Alabama. These facilities are used primarily to manufacture undecorated playballs for regional customers and to inflate premium and non-premium playballs that are shipped from Ashland.

Production Process. The Ashland Division manufactures its products utilizing two manufacturing processes: (i) rotational molding for polyvinyl playballs and polyethylene plastic OEM products and (ii) blow molding for plastic ball pit balls. After completion of the initial manufacturing process, the Ashland Division employs a variety of value-added operations such as innovative printing, decorating and packaging, utilizing, among other things, the Company's state-of-the-art playball printing systems. The Company believes it is the only manufacturer in the United States utilizing such systems. All playballs are inflated at Ashland during production to ensure that they meet the Company's quality standards, then deflated for storage or shipping. The Company ships deflated playballs to customers with inflation capabilities. Playballs being delivered to customers without inflation capabilities are re-inflated and boxed at one of the Ashland Division's satellite playball plants at the time orders are shipped to such customers. The Company believes its satellite playball plants provide it with a competitive advantage by minimizing the distance that inflated balls must be shipped, and thereby reducing shipping costs.

Capacity. Management believes that the Ashland Division has adequate capacity to meet anticipated future production requirements at times of peak demand and has ample space within its existing facilities to expand capacity.

Ball Pit License. The Company has entered into a year-to-year licensing agreement with Euro-Matic, Ltd. ("Euro-Matic"), a United Kingdom-based company that holds the patent for the ball pit balls that the Company produces. Using machinery and molds supplied by Euro-Matic, the Company manufactures ball pit balls for sale by Euro-Matic to the "institutional market," including McDonald's, Discovery Zone, hospitals, schools, and similar institutions and businesses. The Company receives a fixed fee for each ball manufactured. In addition, Euro-Matic provides the Company with molds that the Company uses with its own machinery to produce ball pit balls that the Company packages with its ball bit products for sale to the retail market.

Quality Assurance. The Ashland Division maintains a rigorous quality control process. The division has three quality assurance personnel who are trained in methods of statistical process control and continuous improvement. The quality assurance team selectively audits work-in-process and finished goods and works closely with customers to establish product standards.

Raw Materials. The Ashland Division manufactures its products from commodity raw materials such as plastic resins, pigments and other chemicals that generally are available from numerous sources. The Company has not entered into any supply contracts with any of the Ashland Division's vendors. Management believes that alternate sources of supply are readily available for all of the raw materials used by the Ashland Division.

Amav Division

The Amav Division manufactures all of its arts and crafts kits and children's bulk activity products in its Montreal, Quebec manufacturing facility. It owns or leases numerous injection molding machines. It also owns two large printing presses and four smaller label/sticker printers. The Amav Division manufactures all of its plastic components and crayons, mixes its own paint and prints all labels, cartons, coloring books, stickers and instruction sheets. All of the Amav Division's products are manufactured with non-toxic materials to comply with industry standards for children's products and applicable environmental laws.

ERO Division

The ERO Division produces or assembles slumber bags, personal flotation devices, juvenile furniture and children's wall decoration products at the ERO Division's Hazlehurst, Georgia facility. To reduce lead times and inventory levels with respect to these product lines, the ERO Divison utilizes just-in-time manufacturing and sourcing systems. The ERO Division purchases its play tents, slumber mates, swim, aqua fitness, back-to-school and wall decoration products from manufacturers located in the United States, Taiwan, Hong Kong and the People's Republic of China. The ERO Division's pricing and supply of imported products has not been affected by the recent problem in the Asian financial markets.

The ERO Division's largest suppliers for its domestic operations provide printed fabric for the slumber bags, liners for the slumber bags, vinyl prints for room decorations, polyester fiber to fill the slumber bags and zippers and buckles. The ERO Division works closely with its suppliers in order to consolidate the purchasing function and to foster teamwork between the ERO Division and its suppliers. For the aforementioned products, the ERO Division maintains alternative sources of supply.

Backlog

The Company monitors the inventory level of each of its key customers, which allows the Company to anticipate customer orders and fill such orders within days. As a result of such monitoring and the Company's just-in-time manufacturing of several of its principal products, the Company does not generate significant backlog.

Seasonality

Historically, the Company's sales have been highly seasonal, with its peak selling season occurring during the first two calendar quarters of the year. However, management believes the Acquisition will help the Company to better balance its sales throughout the year because ERO's peak selling season occurs during the third and fourth calendar quarters of the year. Pro Forma Net Sales for the Company for each calendar quarter during the fiscal year ended December 31, 1997 were 22.7%, 25.6%, 20.9% and 30.8%, respectively, of total Pro Forma Net Sales for such twelve-month period.

Environmental

Certain of the Company's operations, including the use of solvents, paints and other materials that contain chemicals that are considered hazardous under various environmental laws, are subject to federal, state, local and foreign environmental laws and regulations which govern, among other things, the discharge of pollutants into the air and water, and the handling and disposal of solid and hazardous wastes. Permits are required for certain of the Company's operations, and these permits are subject to modification, renewal and revocation by issuing authorities. Governmental authorities have the power to enforce compliance with applicable laws and regulations, and violations may result in fines, injunctions, including the cessation of operations, or both. Management believes that the Company's operations currently comply in all material respects with applicable environmental laws and regulations.

Under the Clean Air Act Amendments of 1990 (the "CAA"), the Environmental Protection Agency has been directed, among other things, to develop standards and permit procedures with respect to certain air pollutants. Because many of the implementing regulations have not yet been promulgated, the Company cannot make a final assessment of the impact of the CAA. Based upon its preliminary review of the CAA, management currently believes that compliance with the CAA and other environmental laws and regulations will not have a material adverse effect on the Company.

Government Regulations

The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act. These laws empower the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous products and other articles. The CPSC has the authority to exclude from the market products which are found to be unsafe or hazardous and can require a manufacturer to recall such products under certain circumstances. Similar laws exist in some states and cities in the United States and in Canada and Europe. While the Company believes that it is, and will continue to be, in compliance in all material respects with applicable laws, rules and regulations, there can be no assurance that the Company's products will not be found to violate such laws, rules and regulations, or that more restrictive laws, rules or regulations will not be adopted in the future which could make compliance more difficult or expensive or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

As of December 31, 1997, the Company employed 1,968 people. Approximately 12% of the Company's employees are unionized, all of whom are employed in the Ashland Division. These employees are represented by the Rubber Workers Union, which is affiliated with the United States Steel Workers Union. The Company's collective bargaining agreement with the Rubber Workers Union expires on October 10, 1998. In the past five years, the Company has experienced only one work stoppage, which occurred in October 1995 and lasted only two days. The Company believes that it has a good relationship with its employees.

Item 2. Properties

Management believes that the Company's facilities are in good condition and that it has sufficient capacity to meet its current and projected manufacturing and distribution needs. The Company's principal executive offices are located at 585 Slawin Court, Mount Prospect, Illinois 60056.

The following table summarizes certain information regarding the Company's principal operating facilities all of which are owned by the Company or one of its subsidiaries.



                             Approximate
        Location            Square Footage      Description of Use
-----------------------     --------------      -------------------

Saint Laurent, Quebec         800,000           Amav Division Sales,
                                                Administration, Manufacturing
                                                and Distribution

Bedford, Pennsylvania         472,000           Bedford Division Manufacturing,
                                                Warehouse and Administrative

Ashland, Ohio                 273,000           Ashland Division Manufacturing,
                                                Warehouse and Administrative

Hazlehurst, Georgia           230,000           ERO Division Manufacturing and
                                                Distribution

Plattsburgh, New York          80,000           Amav Manufacturing and
                                                Distribution

Leased Facilities

The Company also leases various facilities in the U.S., Canada and United Kingdom. Such facilities range in size from 95,400 square feet in Ashland, Ohio to 400 square feet in the United Kingdom.

Item 3. Legal Proceedings

The Company is from time to time involved in lawsuits arising in the ordinary course of business. The Company maintains product liability insurance and management does not believe that the outcome of any such lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's financial condition. Although historically the Company has not been required to pay any material liability claims, there can be no assurance that the Company will not incur claims which are in excess of its insurance.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of the year ended December 31, 1997.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

There is no established public trading market for the Company's common stock. As of March 23, 1998, there were 58 record holders and 1 record holder of Holdings common stock and non-voting common stock, respectively.

The Senior Credit Facilities impose significant restrictions on the Company's ability to make dividend payments (see further discussion of such in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 7 to the Company's consolidated financial statements in Item 8). The Company has not paid cash dividends historically, and does not intend to do so in the foreseeable future.

Item 6. Selected Financial Data

The selected consolidated historical financial data of Holdings presented below (i) as of and for the fiscal year ended December 31, 1997, as of and for each of the years in the three-year period ended July 31, 1996 and the five-month period ended December 31, 1996, were derived from the consolidated financial statements of Holdings, which have been audited by Arthur Andersen LLP, independent auditors, and (ii) as of and for the year ended July 31, 1993, were derived from audited financial statements of Hedstrom. The selected historical consolidated financial data presented below as of and for the five-month period ended December 31, 1995 have not been audited, but, in the opinion of management, include all the adjustments (consisting only of normal, recurring adjustments) necessary to present fairly, in all material respects, such information in accordance with GAAP applied on a consistent basis.
Income Statement and Other Financial Data for the fiscal year ended December 31, 1997 reflects the operations of ERO since June 1997. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of Holdings and the notes thereto contained elsewhere herein. Holdings historically had a fiscal year ending July 31 but changed its fiscal year to December 31, effective in 1997.


                              Fiscal Year      Five Months
                                Ended            Ended               Fiscal Year Ended July 31,
(Dollars in thousands,       December 31,      December 31,       ---------------------------------
except per share amounts)        1997        1996       1995      1996     1995      1994     1993
                             ------------    ----       ----      ----     ----      ----     -----
                                                    (unaudited)
Income Statement Data:
Net sales                     $ 256,146   $ 23,994   $ 31,792  $133,194 $ 133,862 $ 108,655 $ 93,891
Cost of sales                   172,390     21,973     26,000   105,068   107,312    87,170   75,592
                                -------     ------     ------   -------   -------   -------   ------
Gross profit                     83,756      2,021      5,792    28,126    26,550    21,485   18,299
Selling, general and
 administrative expenses         47,052      7,546      7,067    24,603    19,207    18,181   16,890
                                -------     ------     ------   -------   -------   -------   ------
Operating income (loss)          36,704     (5,525)    (1,275)    3,523     7,343     3,304    1,409
Recapitalization expenses(a)          -          -      9,600     9,600         -         -        -
Restructuring expense(b)              -          -          -         -         -         -    1,476
Interest expense                 19,131      2,115      1,773     5,896     4,573       982    2,512
                                -------     ------     ------   -------   -------   -------   ------
Income (loss) before income
 taxes                           17,573     (7,640)   (12,648)  (11,973)    2,770       322   (2,579)
Income tax expense (benefit)      7,997     (2,869)    (4,074)   (3,857)    1,440       103     (663)
                                -------     ------     -------  -------   -------   -------   ------
Income (loss) from continuing
 operations                       9,576     (4,771)    (8,574)   (8,116)    1,330       219   (1,916)
Loss from discontinued
 operations(c)                       -          -          -         -          -      (585)  (3,180)
                                -------     ------     -------  -------   --------  -------   ------
Net income (loss)              $  9,576  $  (4,771)   $(8,574) $ (8,116)  $   745  $ (2,961) $(1,916)
                                =======     ======     =======  =======   ========  =======   ======

Diluted earnings per share(f)     $0.18
Diluted weighted average
  shares outstanding(f)          52,416

Other Financial Data:

Net cash provided by (used in):
 Operating activities          $ (9,779) $   2,978   $ (19,209)$(17,744) $    396  $  1,344  $(3,540)
 Investing activities          (146,387)    (1,309)     (1,342)  (6,490)   (2,574)   (2,988)  (4,594)
 Financing activities           165,622     (9,134)     19,842   31,135     2,899     1,060    8,539
 EBITDA(d)                       45,772     (3,549)       (393)   9,420    10,088     5,529    3,651
 Depreciation and
  amortization(e)                 9,068      1,976         882    3,347     2,745     2,225    2,242
 Capital expenditures             6,395      1,376       1,342    6,738     2,574     2,988    3,010
Balance Sheet Data (end of
 period):
 Total assets                  $383,145  $  72,075   $  70,459 $ 85,024  $ 69,809  $ 60,005 $ 55,607
 Total debt (including current
  maturities)                   289,404     60,471      57,750   69,706    32,710    29,811   28,351
 Stockholders' equity (deficit)  44,536     (3,097)      2,055    1,674    15,392    14,647   15,228

________________

(a) In connection with the 1995 Recapitalization, Holdings incurred approximately $9.6 million in costs, all of which were expensed.

(b) During fiscal 1993, Holdings restructured its manufacturing processes at its Bedford division, incurring costs associated with consultants, equipment reorganization, training and temporarily idle facilities.

(c) During fiscal 1995, Holdings discontinued the operations of its Hedstrom Holdings II subsidiary. Hedstrom Holdings II was involved in the manufacturing of traffic control devices. The sole customer of Hedstrom Holdings II was a related party with which Holdings no longer has an ongoing relationship.

(d) EBITDA represents operating income plus depreciation and amortization and, for the twelve months ended July 31, 1996, certain other one-time charges aggregating $2.55 million, as follows: (i) $0.8 million related to a one-time design adjustment to one of Hedstrom's outdoor gym set accessories to address certain alleged defects, (ii) a non-cash inventory write-down of $0.75 million related to the mix shift in Hedstrom's outdoor gym set product line, and (iii) a $1.0 million non-cash write-off of advertising barter credits by Hedstrom in connection with its decision to discontinue its trail advertising campaign. Management believes EBITDA for the twelve months ended July 31, 1996, as adjusted for these one-time charges, provides a more meaningful comparison of historical results. EBITDA as determined by Holdings may not be comparable to the EBITDA measure as reported by other companies. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow or operating income (as measured by GAAP) or as a measure of liquidity. In addition, this measure does not represent funds available for discretionary use. It is included herein to provide additional information with respect to the ability of Holdings to meet its future debt service, capital expenditures and working capital requirements.

(e) Depreciation and amortization included herein excludes the amortization of deferred financing costs that is included in interest expense.

(f) Due to the Acquisition, net income (loss) per share for the five months ended December 31, 1996 and 1995 and for the four fiscal years ended July 31, 1996 has no significant relevance to current amounts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion generally relates to the historical consolidated results of operations and financial condition of Holdings and Hedstrom but does reflect the significant impact of the Acquisition of ERO, Inc. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Holdings, and the notes thereto, included elsewhere herein. For purposes of this discussion, references to "Hedstrom", where appropriate, include Holdings and Hedstrom and its subsidiaries (including, with respect to periods after the consummation of the Acquisition, ERO and its subsidiaries).

General

Hedstrom is a leading United States manufacturer and marketer of well-established children's leisure and activity products. Hedstrom has four principal divisions. The Bedford Division principally manufacturers and markets in the United States painted metal and composite metal and plastic outdoor gym sets, wood gym kits and slides, spring horses, trampolines and gym accessories. The Ashland Division manufactures and markets in the United States a wide variety of children's playballs and ball pit products. The Amav Division manufactures children's products including arts and craft kits, game tables, battery operated cars and back-to-school products. The ERO Division manufactures and distributes slumber products, water sports products and room decor items.

Fiscal Year Change

Hedstrom historically had a fiscal year ending July 31 but changed its fiscal year-end to December 31, effective in 1997. Management implemented this change primarily to improve the accuracy of Hedstrom's annual budgeting process. Hedstrom's retail customers generally do not determine outdoor gym set product placements for the upcoming peak Spring selling season until the preceding Fall. In the past, Hedstrom prepared its budgets without the benefit of knowing what its outdoor gym set placements would be for the upcoming fiscal year. Management believes that the adoption of a December 31 fiscal year will improve the accuracy of its budgeting process.

As a result of the change in Hedstrom's fiscal year, Hedstrom has presented financial statements for the five-month period ended December 31, 1996 and for the comparable period in 1995. Management does not believe that the year over year comparison for such period is meaningful because, given the concentration of Hedstrom's net sales in the first and second calendar quarters, overall changes in production levels in the comparably less active period from August to December can have a significant impact on stated profitability for such period due to the absorption of fixed manufacturing costs. This is especially true when comparing the above-mentioned five-month period in 1996 versus the same five-month period in 1995. In the last few months of calendar 1995, due to capacity constraints, Hedstrom manufactured a significant number of outdoor gym sets in anticipation of the Spring 1996 selling season. This production activity resulted in absorption of overhead expenses of approximately $1.4 million (these costs were capitalized into inventory) that otherwise would have been expensed during the period had there been no production of gym sets. In late 1996, management took several steps to increase the daily production capacity of outdoor gym sets in an effort to increase its capacity during peak production periods, thereby reducing inventory levels and related material and warehouse expense. As a result of these efforts, Hedstrom is now able to manufacture gym sets on a just-in-time basis in response to specific customer orders. The move to just-in-time manufacturing in late calendar 1996 precluded the need to begin manufacturing gym sets in 1996 for sale in 1997 and thus, unlike in late 1995, Hedstrom expensed the fixed overhead incurred at its idle outdoor gym set operations. As a result of the switch to just-in-time manufacturing, Hedstrom's operating results were significantly better in the second calendar quarter of 1997 versus the second calendar quarter of 1996 because, among other things, it produced outdoor gym sets in the second calendar quarter of 1997, whereas in the same period of 1996, Hedstrom met consumer demand for outdoor gym sets out of inventory. Hedstrom's discontinuation in 1996 of sales of certain low-margin juvenile products (such as tricycles) that had been sold in 1995 also makes the year over year comparison less meaningful.

Net Sales

Hedstrom computes net sales by deducting sales allowances, including allowances for returns, volume discounts and co-operative advertising ("promotions"), from its gross sales. Where information concerning net sales by product line is provided in this filing, Hedstrom has estimated net sales by attributing sales allowances to each product line in proportion to the individual product line's percentage of gross sales.

In 1996, Hedstrom revised certain of its promotional policies, effectively increasing the sales thresholds at which Hedstrom's customers earn certain promotional discounts, which increased Hedstrom's profitability in 1997.

Results of Operations

The following table sets forth net sales and gross profit for each of Hedstrom's four operating divisions for the periods indicated:


                   Twelve Months
                       Ended              Five Months
                    December 31,       Ended December 31,   Year Ended July 31,
                   --------------      ------------------   -------------------
                   1997      1996      1996      1995          1996      1995
                   ----      ----      ----      ----          ----      ----
(In millions)            (unaudited)         (unaudited)
Net sales:
Bedford Division    $ 90.6   $ 82.4   $ 13.0   $  14.5       $  83.9    $ 86.2
Ashland Division      40.2     43.0     11.0      17.3          49.3      47.7
Amav Division         60.5        -        -         -             -         -
ERO Division          64.8        -        -         -             -         -
                    ------   ------   ------   -------       -------    ------
 Total net sales    $256.1   $125.4   $ 24.0   $  31.8       $ 133.2    $133.9
                    ======   ======   ======   =======       =======    ======

Gross profit:
Bedford Division     $22.1  $  13.1   $    -   $   1.0       $  14.1   $  12.4
Ashland Division      10.6     11.2      2.0       4.8          14.0      14.2
Amav Division         27.1        -        -         -             -         -
ERO Division          24.0        -        -         -             -         -
                     -----  -------   ------   -------       -------   -------
 Total gross profit  $83.8  $  24.3   $  2.0   $   5.8       $  28.1   $  26.6
                     =====  =======   ======   =======       =======   =======

Fiscal Year Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996

A comparison of Hedstrom's results of operations for the fiscal year ended December 31, 1997 with the same period in 1996 is necessarily affected by the impact of the consummation of the ERO Acquisition in June 1997. Due to the inclusion of seven months of operations of the ERO and Amav Divisions in the fiscal year ended December 31, 1997, management does not believe that comparisons with the same period in 1996 is meaningful.

Net Sales. Hedstrom's total net sales increased to $256.1 million in the fiscal year ended December 31, 1997 from $125.4 million in 1996, an increase of $130.7 million. Such increase was attributable to the inclusion of the ERO and Amav Divisions and an increase in sales at the Bedford Division, offset by a decline in sales at the Ashland Division. Net sales of the Bedford Division increased primarily as a result of (i) the restructuring of several promotional allowances, (ii) increased sales of trampolines due to the business acquired from Bollinger Industries, Inc., (iii) an increase in OEM sales, (iv) new product introductions and (v) the acquisition of M.A. Henry Limited in August of 1997. These increases were partially offset by a decrease resulting from a shift in product mix to lower-priced outdoor gym sets. Net sales of the Ashland Division decreased primarily as a result of a decrease in sales of certain undecorated playballs which decrease was partially offset by the increase in market share of ball pits. On a pro-forma basis, the net sales of the ERO Division increased approximately 12% in 1997 as compared to 1996 due to increased account penetration in the Slumber Shoppe and Priss Prints product lines. On a pro-forma basis, the net sales of the Amav Division decreased by approximately 4% in 1997 primarily due to a decline in the overall arts and crafts market which decrease was offset by the introduction of its battery-operated car.

Gross Profit. As a result of the increase in Hedstrom's total net sales, total gross profit increased to $83.8 million in 1997 from $24.3 million in 1996. As a percentage of net sales, gross profit increased to 32.7% in 1997 from 19.4% in 1996 due in part to the inclusion of the results of the ERO and Amav Divisions, whose combined gross profit margin of 40.8% is higher than the other divisions of Hedstrom. The Bedford Division's gross profit margin in 1997 increased to 24.4% from 15.9% in 1996, primarily as a result of the benefits of (i) a 1996 Cost Reduction Plan (see Note 3 to the consolidated financial statements on page 28), and (iii) improvements in promotional programs, which benefits were partially offset by a decrease in net sales attributable to sales of lower-priced and lower-margin outdoor gym sets.
Gross profit margin in the Ashland Division increased to 26.4% in 1997 from 26.0% in 1996 primarily as a result of an increase in selling prices and the favorable effects of the 1996 Cost Reduction Plan, the effects of which were partially offset by a reduction in production volume. On a pro-forma basis, the gross profit percentage of the ERO Division increased in 1997 as compared to 1996 due to increased production volume and lower material costs. On a pro-forma basis, the gross profit percentage of the Amav Division decreased in 1997 due primarily to (i) decreased production volume, (ii) the start-up costs of producing a new product, battery-operated cars and (iii) a shift in sales mix from higher-margin arts and crafts products to lower-margin battery-operated cars.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $47.1 million in 1997 from $25.1 million in 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 18.4% in 1997 from 20.0% in 1996, due principally to a reduction in warehouse and shipping costs resulting from Hedstrom's implementation of just-in-time manufacturing of outdoor gym sets and the discontinuation of certain print advertising programs. This reduction was partially offset by the inclusion of the ERO and Amav Divisions relatively high selling, general and administrative expenses, which include the amortization of acquisition-related intangible assets and royalty expense.

Interest Expense. Interest expense increased as a result of the incurrence of Acquisition-related indebtedness and higher interest rates.

Income Tax Expense. Holdings' effective income tax rate in 1997 was 45.5% as compared with an effective income tax rate of 38.1% in 1996. The increase was attributable to the acquisition of ERO, which generated a large amount of non-deductible goodwill and a higher amount of income derived from foreign sources which have a higher effective tax rate than the U.S. sources.

Five months ended December 31, 1996 Compared to December 31, 1995

Net Sales. Hedstrom's total net sales decreased to $24.0 million in the five months ended December 31, 1996 from $31.8 million in the comparable period in 1995, a decrease of 24.5%. Net sales of the Bedford Division decreased by $1.5 million, or 10.3%, in the 1996 period from the 1995 period, primarily as a result of eliminating sales of low-margin juvenile products such as tricycles and ride-on products. Net sales of the Ashland Division decreased by $6.3 million, or 36.4%, in the 1996 period from the 1995 period. In the 1995 period, the Ashland Division introduced its new ball pit line of products and obtained the benefit of the initial "sell-in" of that product during the 1995 Christmas season. In the 1996 period, ball pit products lacked the benefit of the initial "sell-in" and were more vulnerable to competitive pressures that management believes have since dissipated, resulting in a decline in sales of $5.0 million in the 1996 period from the 1995 period. The decline in the Ashland Division's sales is also attributable to a decline in OEM sales.

Gross Profit. Hedstrom's total gross profit decreased to $2.0 million in the five months ended December 1996 from $5.8 million in the same period of 1995. As a percentage of net sales, gross profit decreased to 8.3% in the 1996 period from 18.2% in the 1995 period. Due to the lower production volume of outdoor gym sets resulting from the implementation of just-in-time manufacturing for the 1997 selling season, an additional $1.4 million of fixed manufacturing costs were unabsorbed in the 1996 period as compared to the 1995 period. In addition, in December 1996, Hedstrom changed the method of allocating depreciation for interim reporting periods, resulting in a one-time adjustment to depreciation of $0.6 million in the 1996 period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7.5 million in the five months ended December 31, 1996 from $7.1 million in the same period in 1995. Expressed as a percentage of net sales, selling, general and administrative expenses increased to 31.4% in the last five months of 1996 from 22.2% in the same period of 1995, due principally to the decrease in sales and the inability to reduce such expenses (which are largely fixed) proportionally. Selling, general and administrative expenses in the 1996 period included a $0.2 million lawsuit settlement.

Recapitalization Expense. In October of 1995, Holdings effected a Recapitalization in which Holdings was purchased by an investment group, the majority of the preferred stock and common stock of Holdings was redeemed, new shares were issued to the purchaser, new debt facilities were obtained and existing debt facilities were repaid. In addition, Holdings effected a common stock split of 39,095 shares for one and increased the number of authorized shares from 1,000 to 50,000,000. After the Recapitalization, the majority of the common stock was held by Hicks, Muse, Tate, and First Equity Fund II, L.P. However, two of the existing shareholders retained a minority investment in Holdings. Holdings expensed all of its costs associated with the Recapitalization. These expenses include the following (in millions of dollars).

                   Description                                     Amount
-------------------------------------------------------------      ------

Commitment fees for the new revolver and term loan facilities      $ 2.9
Buyer's financing and transaction fees                               2.0
Seller's transaction fees                                            1.7
Equity appreciation payments to employees                            2.2
Other                                                                0.8
                                                                   ------

  Total Recapitalization Expense                                   $ 9.6
                                                                   ======

Interest Expense. Interest expense increased by 19.3%, due primarily to increased borrowings associated with capital additions and higher working capital requirements.

Income Tax Expense. Holdings' effective income tax rate for the five months ended December 31, 1996 was 37.6% as compared with an effective income tax rate of 32.2% in the same period of 1995. The increase was attributable to a decrease in foreign losses, which provide no U.S. tax benefit, in 1996 relative to 1995. In addition, the 1995 tax benefit was reduced by non-deductible transaction costs, incurred in connection with the Recapitalization, and alternative minimum tax incurred by Holdings.

Fiscal 1996 Compared to Fiscal 1995

Net Sales. Hedstrom's total net sales decreased to $133.2 million in fiscal 1996 from $133.9 million in fiscal 1995, a decrease of 0.5%. Net sales in the Bedford Division decreased by $2.3 million, or 2.7%, in fiscal 1996 as compared to fiscal 1995. Despite unit volume increases in outdoor gym sets, net sales declined in fiscal 1996 from fiscal 1995 principally as a result of an unfavorable product mix shift to lower-priced, lower-margin outdoor gym sets due, in part, to pricing and promotional policies implemented by certain of Hedstrom's retail customers. Net sales of the Ashland Division increased $1.6 million, or 3.4%, in fiscal 1996 as compared to fiscal 1995. This increase reflected the initial Christmas season "sell-in" effect on ball pit sales.

Gross Profit. Total gross profit increased to $28.1 million in fiscal 1996 from $26.6 million in fiscal 1995, an increase of 5.6%. As a percentage of net sales, gross profit increased to 21.1% in fiscal 1996 from 19.9% in fiscal 1995. In the Bedford Division, gross profit margin increased to 16.8% in fiscal 1996 from 14.4% in fiscal 1995 primarily as a result of (i) a reduction in raw materials prices and (ii) higher unit volume, which increased gross profits by $3.0 million and $2.4 million, respectively, the effects of which were partially offset by a shift in product mix to lower priced outdoor gym sets, which reduced gross profits by $3.6 million. The gross profit margin of the Ashland Division decreased to 28.4% in fiscal 1996 from 29.8% in fiscal 1995. The decrease was attributable to increased promotional activity, an unfavorable shift in the mix of playballs and a reduction in sales prices, which reduced gross profits by $1.0 million, $0.9 million and $1.8 million, respectively, the effects of which were partially offset by a $2.7 million decrease attributable to reductions in material prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $24.6 million in fiscal 1996 from $19.2 million in fiscal 1995 (or stated as a percentage of net sales, to 18.5% in fiscal 1996 from 14.3% in fiscal 1995). This increase was due primarily to
(i) an increase in material handling and warehousing costs of $2.0 million,
(ii) an increase in advertising expenses of $2.0 million and (iii) a non-cash charge of $1.0 million related to the write-off of certain advertising barter credits. The increase in material handling and warehousing costs was due primarily to higher levels of outdoor gym set inventories arising from the unexpected shift in product mix and the resultant expense of outside warehouse space and related material handling. The increased advertising expenditures related primarily to an unsuccessful trial advertising campaign that has since been discontinued. As a result of Hedstrom's decision to reduce its advertising expenditures during fiscal 1997, management determined that $1.0 million of barter credits available to pay for a portion of future advertising programs could not be utilized before their expiration and, accordingly, were written off.

Recapitalization Expense. In October of 1995, Holdings effected a Recapitalization in which Holdings was purchased by an investment group, the majority of the preferred stock and common stock of Holdings was redeemed, new shares were issued to the purchaser, new debt facilities were obtained and existing debt facilities were repaid. In addition, Holdings effected a common stock split of 39,095 shares for one and increased the number of authorized shares from 1,000 to 50,000,000. After the Recapitalization, the majority of the common stock was held by Hicks, Muse, Tate, and Furst Equity Fund II, L.P. However, two of the existing shareholders retained a minority investment in Holdings. Holdings expensed all of its costs associated with the Recapitalization. These expenses include the following (in millions of dollars).

        Description                                           Amount
------------------------------------------------------------- ------

Commitment fees for the new revolver and term loan facilities  $ 2.9
Buyer's financing and transaction fees                           2.0
Seller's transaction fees                                        1.7
Equity appreciation payments to employees                        2.2
Other                                                            0.8
                                                               -----
  Total Recapitalization Expense                               $ 9.6
                                                               =====

Interest Expense. Interest expense increased by 28.9%, due primarily to higher working capital requirements, acquisitions of equipment and increased borrowings associated with the 1995 Recapitalization.

Income Tax Expense. Holdings' effective income tax rate for fiscal 1996 was 32.2% as compared with an effective income tax rate of 52.0% in fiscal 1995. The decrease was attributable to non-deductible transaction costs incurred in fiscal 1995 in connection with the 1995 Recapitalization. In addition, Holdings incurred alternative minimum tax in 1995 that was not incurred in 1996.

Liquidity and Capital Resources of the Company

Working Capital and Cash Flows

Net cash used for operating activities was $9.8 million for the fiscal year ended December 31, 1997. The net use of cash reflects the seasonal nature of sales in the Company's ERO and Amav Divisions. These divisions accumulate during the second half of the year and liquidate them in the first half of the following year.

Net cash used for investing activities was $146.4 million for fiscal year ended December 31, 1997, including the $140.0 million used for the acquisition of ERO and other companies and $6.4 million used for the acquisition of property, plant & equipment.

Net cash provided by financing activities, which was used primarily to consummate the Acquisition and to fund operating cash requirements, was $165.6 million for the fiscal year ended December 31, 1997, including (i) $110.0 million of proceeds from the issuance by Hedstrom of its 10% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes"), (ii) $110.0 million of proceeds from Hedstrom's term loan facilities consisting of (a) a six year loan in a principal amount of $75.0 million and (b) an eight year loan in a principal amount of $35.0 million ("Term Loans"), (iii) $25.0 million from the issuance by Holdings of 44,612 units consisting of 12% Senior Discount Notes due 2009 (the "Discount Notes") and 2,705,896 shares of common stock, par value $.01 per share ("Common Stock"), (iv) $40.0 million of proceeds from the issuance of Holdings non-voting common stock, par value $.01 per share ("Non-Voting Common Stock"), (v) debt financing and other transaction costs of $21.0 million, (vi) the repayment of old term loans in the aggregate amount of $92.8 million, (vii) the repayment of old revolving loans in the aggregate amount of $42.4 million, (viii) $35.5 million of net borrowings under Hedstrom's $70.0 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loans, the "Senior Credit Facilities") and (ix) the repayment of $1.1 million of Term Loans.

For the five months ended December 31, 1996, Hedstrom's operations provided net cash of $3.0 million, largely the result of a $9.7 million decrease in accounts receivable attributable to the seasonality of Hedstrom's business. During this period, Hedstrom spent $1.4 million on capital expenditures and made net payments of $9.1 million under its revolving credit facility.

For the fiscal year ended July 31, 1996, Hedstrom used $17.7 million of cash in its operating activities. This net use of cash was attributable primarily to (i) Hedstrom's $8.1 million net loss (which included $9.6 million in costs that were expensed in connection with the 1995 Recapitalization) and (ii) a $7.9 million reduction in accounts payable due to an acceleration of certain obligations that previously had been extended. During fiscal 1996, Hedstrom spent $6.7 million on equipment, including $3.3 million related to the vertical integration of the Bedford Divisions plastics operations. Holdings and Hedstrom's financing activities during this period generated $31.1 million in cash. The 1995 Recapitalization involved, among other things, (i) the redemption of $29.8 million of common stock and $3.1 million of preferred stock, (ii) the issuance of notes to related parties in the amount of $2.5 million, (iii) proceeds of $27.2 million from the sale of common stock to the HM Group and (iv) term loan borrowings of $35.0 million.

For the fiscal year ended July 31, 1995, Hedstrom's operations provided cash of $0.4 million. Net income of $0.7 million included (i) non-cash charges of $1.2 million related to the discontinuation of its traffic controls business and (ii) non-cash credits of $2.0 million related to certain barter sales. In connection with higher sales activity, Hedstrom increased its accounts receivable by $2.1 million, spent $6.9 million to build up its inventories and had an increase of $2.4 million in prepaid expenses related to certain barter credits. The effects of these actions were partially offset by the extension of credit terms with certain vendors, which generated $5.8 million of cash. During fiscal 1995, Hedstrom spent $2.6 million on capital expenditures and incurred net borrowings of $2.9 million under its revolving credit facility.

Liquidity

Interest payments on the Senior Subordinated Notes and interest and principal payments under the Senior Credit Facilities represent significant cash requirements for the Company. The Senior Subordinated Notes require semiannual interest payments of $5.5 million. Borrowings under the Senior Credit Facilities bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company.

The Term Loan Facilities will require principal repayments in 1998 according to the following schedule:

            Date           Tranche A Term Loan    Tranche B Term Loan
        ----------------   -------------------    -------------------

        March 31, 1998         $3,000,000             $125,000
        June 30, 1998             750,000              125,000
        September 30, 1998      3,000,000              125,000
        December 31, 1998         750,000              125,000

The Revolving Credit Facility terminates and all amounts outstanding thereunder mature on the maturity date of the Tranche A Term Loan Facility. At present, the Discount Notes do not require cash interest payments. Rather, principal will accrete to an aggregate principal amount of $44,612,000 on June 1, 2002. Commencing on such date, Holdings will be required to make semiannual interest payments of $2,676,720.

The Company's remaining liquidity demands are for capital expenditures and for working capital needs. For the foreseeable future, the Company expects that its capital expenditures will be limited primarily to maintaining existing facilities and equipment and completing its insourcing of manufacturing certain components. The Senior Credit Facilities impose an annual limit of $10.0 million on the Company's capital expenditures and investments (subject in any given year to a roll-over of up to $4.0 million of unused capital expenditure capacity from the previous year). In addition, to achieve the estimated net cost savings of over $9.0 million described herein, the Company may incur expenditures related to the restructuring of its operations. The Senior Credit Facilities impose significant restrictions on the Company's ability to make dividend payments.

The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. As of December 31, 1997, approximately $34.5 million was available to the Company (subject to borrowing base limitations) for borrowings under the Revolving Credit Facility. Management believes that cash generated from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet the Company's working capital and capital expenditures needs for the foreseeable future.

The Company believes it is more likely than not to realize the net deferred tax asset and accordingly no valuation allowance has been provided. This conclusion is based on, (i) changes in operations that have recently occurred (which resulted in income before taxes of $17.6 million in 1997), including the 1996 Cost Reduction Plan and the acquisition of ERO, Inc., which has a lengthy and consistent history of profitable operations, (ii) projections (which include the ERO and Amav Divisions) of sufficient taxable U.S. income to fully realize the net deferred tax asset by the end of calendar year 1998,
(iii) the tax loss carryforwards included in the net deferred tax asset were generated in very recent periods and do not begin to expire until the years 2008-2011, (iv) the significant excess of book basis over tax basis relative to the net assets of ERO, Inc. and (v) the 1997 utilization of approximately $4.5 million in net operating loss carryforwards. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.

Amav Division

Subsequent to the acquisition of ERO, the Amav Division experienced a decline in sales of its arts and crafts product line, a new product line experienced initial quality problems and the former owners of Amav announced they were leaving the Company. These events triggered an assessment of recoverability of the book value of the non-current assets, including goodwill, of Amav.
The net book value of the non-current assets of the Amav Division were approximately $130 million at December 31, 1997. Cash flows for 1998 and future years were estimated using management's current forecast and business plan. Results of the assessment indicated there was no impairment of value under Statement of Financial Accounting Standards No. 121 ("SFAS 121") as of December 31, 1997. Although management is actively addressing these factors, since the acquisition of the Amav Division occurred on June 12, 1997, the Company has not developed enough operating experience to determine if the factors that led to the impairment assessment under SFAS 121 can be overcome in future periods.

Seasonality of the Company

Hedstrom's peak selling season is the first half of the calendar year whereas ERO's peak selling season is the second half of the calendar year. Management believes that the Acquisition will smooth the historical seasonality of Hedstrom's and ERO's businesses, thereby balancing working capital requirements and enabling the Company to generate more consistent cash flows throughout the year. Pro Forma Net Sales for the Company for each calendar quarter during the fiscal year ended December 31, 1997 were 22.7%, 25.6%, 20.9% and 30.8%, respectively, of total Pro Forma Net Sales for such twelve-month period.

Adoption of Recently Issued Accounting Pronouncements

Holdings will adopt SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. Management does not believe that SFAS No. 130 will have a significant impact on Holdings' financial statements.

Holdings will adopt SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective January 1, 1998. This pronouncement changes the requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments. SFAS No. 131 will require companies to select segments based on their internal reporting system. Restatement of prior year segment disclosure will be required upon adoption of SFAS No. 131. Adoption of this pronouncement will have no significant impact on Holdings results of operations or financial position. Management is evaluating what impact, if any, adoption will have on Holdings' financial statement disclosures; however, management anticipates that each of Hedstrom's operating divisions will be reported as a segment in fiscal year 1998.

Year 2000 Date Conversion

The Company recognizes the need to ensure that its operations will not be adversely impacted by year 2000 software failures. The company has established processes for evaluating and managing the risks and costs associated with the problem and is currently in the process of implementing necessary changes. It is anticipated that implementation will be completed by 1999. The additional cost of achieving Year 2000 compliance is estimated to be approximately $500,000 and will be incurred through 1999. The Company is in the process of conducting an additional assessment of certain year 2000 issues on their manufacturing equipment, time based operating equipment and significant suppliers which will be completed in 1999. It is anticipated that corrective action, if any, will be made by year 2000.


Item 8. Financial Statements and Supplementary Data

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Hedstrom Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Hedstrom Holdings, Inc. (a Delaware corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated income statements, stockholders' equity, and cash flows for the fiscal year ended December 31, 1997, for the five months ended December 31, 1996, and for each of the fiscal years ended July 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hedstrom Holdings, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the fiscal year ended December 31, 1997, for the five months ended December 31, 1996, and for each of the fiscal years ended July 31, 1996 and 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule appearing on page 56 of this form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                       /s/Arthur Andersen
                                      ARTHUR ANDERSEN LLP




Dallas, Texas
February 13, 1998

                     HEDSTROM HOLDINGS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                          December 31,    December 31,
                                             1997            1996
                                          ------------    ------------
               ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                 $ 10,844       $    533
 Trade accounts receivable, net of
  allowance for bad debts of $2,297 and
  $505                                       82,702         13,586
 Inventories                                 47,464         23,816
 Deferred income taxes                        7,045          5,027
 Prepaid expenses and other current assets    4,801            690
                                           --------       --------
   Total current assets                     152,856         43,652
                                           --------       --------
PROPERTY, PLANT, AND EQUIPMENT, at cost,
 net of accumulated depreciation             42,823         21,743
GOODWILL, net of accumulated amortization   161,176              -
OTHER ASSETS:
 Deferred financing fees, net of
  accumulated amortization                   17,474              -
 Deferred charges and other, net of
  accumulated amortization                    1,387          2,318
 Deferred income taxes                       10,057          4,362
                                           --------       --------
   Total other assets                        28,918          6,680
                                           --------       --------
   Total assets                            $385,773       $ 72,075
                                           ========       ========

                     HEDSTROM HOLDINGS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                          December 31,    December 31,
                                             1997            1996
                                          ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Revolving line of credit                 $  35,500       $ 17,400
 Current portion of long-term debt            9,222          1,965
 Accounts payable                            23,381         11,698
 Accrued expenses -
  Compensation                                4,066          1,061
  Commissions and royalties                   5,365            206
  Acquisition costs                           6,354              -
  Customer allowances                         7,193          1,585
  Other                                       2,846            151
                                          ---------       --------
   Total current liabilities                 93,927         34,066
                                          ---------       --------

LONG-TERM DEBT
 Senior Subordinated Notes                  110,000              -
 Senior Discount Notes                       23,288              -
 Term loans                                 104,375         36,750
 Notes payable to related parties             2,500          2,500
 Capital leases                               1,605          1,556
 Other                                        2,914            300
                                          ---------       --------
   Total long-term debt                     244,682         41,106
                                          ---------       --------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
  10,000,000 shares authorized, no
  shares issued or outstanding                    -              -
 Common stock, $.01 par value,
  50,000,000 shares authorized,
  36,142,883 and 32,941,499 shares
  issued and outstanding, respectively          361            329
 Non-voting common stock, $.01 par
  value, 40,000,000 shares authorized,
  31,520,000 shares issued and outstanding      315              -
 Additional paid-in capital                  51,553         10,437
 Foreign currency translation adjustment       (778)             -
 Accumulated deficit                         (4,287)       (13,863)
                                          ---------       --------
   Total stockholders' equity (deficit)      47,164         (3,097)
                                          ---------       --------
   Total liabilities and stockholders'
    equity                                $ 385,773       $ 72,075
                                          =========       ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS
                   (In thousands, except per share amounts)

                                         For the       For the Five
                                       Fiscal Year        Months        For the Fiscal Years
                                         Ended            Ended            Ended July 31,
                                      December 31,     December 31,   ----------------------
                                          1997             1996           1996        1995
                                      ------------     ------------   ---------    ---------
NET SALES                               $256,146       $  23,994      $ 133,194    $ 133,862
COST OF SALES                            172,390          21,973        105,068      107,312
                                        --------       ---------      ---------    ---------
  Gross profit                            83,756           2,021         28,126       26,550
SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSES                  47,052           7,546         24,603       19,207
  Operating income (loss)                 36,704          (5,525)         3,523        7,343
RECAPITALIZATION EXPENSES                      -               -          9,600           -
INTEREST EXPENSE                          19,131           2,115          5,896        4,573
                                        --------       ---------      ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                      17,573          (7,640)       (11,973)       2,770
INCOME TAX EXPENSE (BENEFIT)               7,997          (2,869)        (3,857)       1,440
                                        --------       ---------      ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS   9,576          (4,771)        (8,116)       1,330
LOSS FROM DISCONTINUED OPERATIONS
 (net of tax benefit of $619)                  -               -              -         (585)
                                        --------       ---------      ---------    ---------
NET INCOME (LOSS)                       $  9,576       $  (4,771)     $  (8,116)    $    745
                                        ========       =========      =========    =========
BASIC NET INCOME PER COMMON SHARE:
 Net income                            $    0.18
 Weighted average shares outstanding      52,153
DILUTED NET INCOME PER COMMON SHARE
 AND COMMON SHARE EQUIVALENTS:
 Net income                            $    0.18
 Weighted average shares and common
  share equivalents outstanding           52,416

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                      For the Fiscal  For the Five
                                          Year          Months       For the Fiscal Years Ended
                                          Ended         Ended                  July 31,
                                       December 31,   December 31,   --------------------------
                                          1997           1996           1996           1995
                                      --------------  ------------   ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                      $  9,576        $ (4,771)    $ (8,116)       $   745
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used for) operating activities-
 Depreciation of property, plant and
  equipment                               5,802           1,626        2,903          2,365
 Amortization of goodwill and
  deferred charges                        3,266             350          511            582
 Amortization of deferred financing
  fees and original issue discount        3,246               -            -              -
 Discontinued operations                      -               -            -          1,204
 Deferred income tax  provision
  (benefit)                               7,027          (2,862)      (3,808)           755
 Gain on the disposition of property,
  plant, and equipment                       (1)            (60)        (182)             -
 Provision for losses on accounts
  receivable, net of recoveries           1,246              64           37            100
Changes in assets and liabilities
 Accounts receivable                    (46,754)          9,734         (892)        (2,139)
 Inventories                              4,874          (2,042)        (139)        (6,941)
 Prepaid expenses                           298            (119)           6         (2,428)
 Accounts payable                         1,709           1,851       (7,906)         5,757
 Accrued expenses                           (68)           (793)        (158)           396
                                       --------        --------     --------        -------
   Net cash provided by (used for)
    operating activities                 (9,779)          2,978      (17,744)           396
                                       --------        --------     --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of ERO, Inc.              (122,600)              -            -              -
 Acquisition of certain assets of
  Bollinger Industries, Inc.            (14,928)              -            -              -
 Acquisitions of property, plant,
  and equipment                          (6,395)         (1,376)      (6,738)        (2,574)
 Proceeds from the sale of property,
  plant, and equipment                        8              67          248              -
 Other acquisitions                      (2,472)              -            -              -
                                       --------        --------     --------        -------
Net cash used for investing
 activities                            (146,387)         (1,309)      (6,490)        (2,574)
                                       --------        --------     --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from the issuance of
  Senior, Subordinated Notes            110,000               -            -              -
 Net proceeds from the issuance of
  new Term Loans                        110,000               -            -              -
 Net proceeds from  the issuance of
  Senior Discount Notes                  21,618               -            -              -
 Borrowings on new Revolving Credit
  Facility, net                          35,500               -            -              -
 Repayments on new term loans            (1,125)              -            -              -
 Borrowings (repayments) of old
  term loans, net                       (92,767)              -       35,000              -
 Debt financing and other transaction
  costs                                 (21,000)              -            -              -
 Borrowings (repayments) on old
  revolving lines of credit, net        (42,400)         (9,050)      (2,360)         2,899
 Net proceeds from issuance of voting
  common stock                            3,401               -       27,242              -
 Net proceeds from issuance of non-
  voting common stock                    40,000               -            -              -
 Redemption of common stock from
  existing stockholders                       -               -      (29,772)             -
 Redemption of preferred stock from
  existing stockholders                       -               -       (3,072)             -
 Notes payable to related parties             -               -        2,500              -
 Capital lease (payments) borrowings
  and other                               2,395             (84)       1,597              -
                                       --------        --------     --------        -------
   Net cash provided by (used for)
    financing activities                165,622          (9,134)      31,135          2,899
                                       --------        --------     --------        -------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                     9,456          (7,465)       6,901            721
CASH AND CASH EQUIVALENTS:
 Purchased cash                             855               -            -              -
 Beginning of year/period                   533           7,998        1,097            376
                                       --------        --------     --------        -------
 End of year/period                    $ 10,844        $    533     $  7,998        $ 1,097
                                       ========        ========     ========        =======

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
 Income taxes paid                     $  4,431       $      45     $    503        $    46
 Interest paid                         $ 13,922       $   1,534     $  5,036        $ 4,405

SUPPLEMENTAL DISCLOSURE OF ASSETS
 ACQUIRED:
 See Note 4

   The accompanying notes to consolidated financial statements are an integral part of these statements.

                       HEDSTROM HOLDINGS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)


                            Preferred Stock     Common Stock
                            ----------------   ---------------                  Foreign
                                                                Additional      Currency
                                         Par              Par    Paid-In      Translation    Accumulated
                            Shares     Value   Shares    Value   Capital       Adjustment      Deficit      Total
                           --------   ------   ------   ------   --------     ------------   ------------   -----
BALANCE AT JULY 31, 1994   2,749,403  $2,750  33,231,090 $ 332   $ 12,964       $     -      $ (1,399)    $ 14,647
 Paid-in-kind dividends
  on preferred stock         256,152     256           -     -          -             -          (256)           -
 Net income                        -       -           -     -          -             -           745          745
                           ---------  ------  ---------- -----   --------       -------      --------     --------
BALANCE AT JULY 31, 1995   3,005,555   3,006  33,231,090   332     12,964             -          (910)      15,392
 Paid-in-kind dividends
  on preferred stock          66,277      66           -     -          -             -           (66)           -
 Redemption of common
  stock from existing
  stockholders                     -       - (27,531,941) (275)   (29,497)            -             -      (29,772)
 Redemption of preferred
  stock from existing
  stockholders            (3,071,832) (3,072)          -     -          -             -             -       (3,072)
 Sale of common stock
  to new stockholders              -       -  27,242,350   272     26,970             -             -       27,242
 Net loss                          -       -           -     -          -             -        (8,116)      (8,116)
                           ---------  ------  ----------  ----    -------       -------      --------     --------
BALANCE AT JULY 31, 1996           -       -  32,941,499   329     10,437             -        (9,092)       1,674
 Net loss                          -       -           -     -          -             -        (4,771)      (4,771)
                           ---------  ------  ----------  ----    -------       -------      --------     --------
BALANCE AT
 DECEMBER 31, 1996                 -       -  32,941,499   329     10,437             -       (13,863)      (3,097)
 Issuance of voting
  common stock                     -       -   3,201,384    32      3,369             -             -        3,401
 Issuance of non-voting
  common stock                     -       -  31,520,000   315     39,685             -             -       40,000
 Foreign currency
  translation adjustment           -       -           -     -          -          (778)            -         (778)
 Acquisition transaction
  costs                            -       -           -     -     (1,938)            -             -       (1,938)
 Net income                        -       -           -     -          -             -         9,576        9,576
                           ---------  ------  ---------- -----   --------       -------      --------     --------
BALANCE AT
 DECEMBER 31, 1997                 -  $    -  67,662,883 $ 676   $ 51,553       $  (778)     $ (4,287)    $ 47,164
                           =========  ======  ========== =====   ========       =======      ========     ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                        HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS:

Hedstrom Holdings, Inc. ("Holdings") is a holding Company with no operations, other than its 100% ownership of Hedstrom Corporation ("Hedstrom", and together with Holdings, the "Company"). The Company is a manufacturer and marketer of well-established children's leisure and activity products. The Company's products fall within four principal divisions: Bedford, Ashland, Amav and ERO. Through its facility in Bedford, Pennsylvania, the Bedford Division manufactures and distributes gym set products consisting of painted metal gym sets, composite metal and plastic gym sets, wood gym kits, plastic outdoor slides and gym set accessories. Through its facility in Ashland, Ohio, the Ashland Division manufactures playball products, which consist of premium playballs made of plastic or vinyl and decorated with popular licensed characters or designs, nonpremium playballs that generally have minimal decoration, athletic balls targeted at young children, and ball pit products. Through its facility in Montreal, Canada, the Amav Division manufactures children's products including arts and crafts kits, game tables, battery operated ride-on vehicles and back-to-school items. Through its facility in Hazlehurst, Georgia, the ERO Division manufactures and distributes slumber products, water sports products and room decorations for children.
The Company sells its products through major national toy retailers, mass merchants, supermarkets, drug store chains, and home centers primarily in the United States, Canada, and the United Kingdom. The Company employed
1,968 people at December 31, 1997 12% of which are represented by the Rubber Workers Union. The collective bargaining agreement expires on October 10, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Hedstrom Holdings, Inc. and its wholly owned subsidiary, Hedstrom Corporation. Effective June 12, 1997, Hedstrom acquired ERO, Inc. ("ERO"), which became a wholly owned subsidiary of Hedstrom (see Note 4). The accompanying consolidated financial statements reflect the operations of ERO since June 1, 1997. Management does not believe that the year over year comparisons are meaningful, given the 1997 acquisition of ERO. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Prior to August 1, 1996, the Company's fiscal year ended on July 31. Effective January 1, 1997, the Company changed its fiscal year to a calendar year ending on December 31. The following consolidated financial statements include the twelve month period from January 1, 1996 to December 31, 1996 for comparative purposes only.

                      Consolidated Income Statement
               For the twelve months ended December 31, 1996
                              (Unaudited)
                             (In thousands)
NET SALES                                 $ 125,396
COST OF SALES                               101,041
                                          ---------
  Gross profit                               24,355
SELLING, GENERAL, AND ADMINISTRATIVE
 EXPENSES                                    25,082
                                          ---------
  Operating loss                               (727)
INTEREST EXPENSE                              6,238
                                          ---------
LOSS BEFORE INCOME TAXES                     (6,965)
INCOME TAX BENEFIT                           (2,652)
                                          ---------
NET LOSS                                  $  (4,313)
                                          =========

                   Consolidated Statement of Cash Flows
              For the twelve months ended December 31, 1996
                             (Unaudited)
                           (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $  (4,313)
Adjustments to reconcile net loss
 to net cash used by operating activities:
 Depreciation and amortization                 4,401
 Changes in assets and liabilities:
  Accounts receivable                          3,804
  Inventories                                  4,088
  Accounts payable                                (5)
  Accrued expenses                             1,434
  Other                                       (4,966)
                                           ---------
   Net cash used for operating activities      4,443
                                           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions of property, plant and
  equipment                                   (6,457)
                                           ---------
   Net cash used for investing activities     (6,457)
                                           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on loans                           2,159
                                           ---------
   Net cash provided by financing
    activities                                 2,159
                                           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS        145

CASH AND CASH EQUIVALENTS:

 Beginning of period                             388
                                           ---------
 End of period                             $     533
                                           =========

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less. These investments are stated at cost which approximates market.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The cost of manufactured products includes materials, direct labor, and an allocation of plant overheads. The cost of purchased products includes inbound freight and duty.

Property, Plant, and Equipment

Property, plant, and equipment acquired in the normal course of business are stated at cost. Property, plant, and equipment acquired in connection with the acquisitions of ERO and other companies are stated at fair market value as of that date as determined by independent appraisals, where appropriate. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Additions and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred. The cost and accumulated depreciation of property sold or retired are removed from the respective accounts and the resultant gains or losses, if any, are included in current operations.

The estimated useful lives of property, plant, and equipment are as follows:

Buildings and improvements      5-40 years
Machinery and equipment         3-12 years
Computer hardware and software   3-5 years
Furniture and fixtures          5-10 years

Depreciation is allocated to cost of sales and selling, general, and administrative expense based upon the related asset's use. Depreciation of approximately $5,184,000, $1,576,000, $2,797,000 and $2,248,000 is included in cost of sales for the fiscal year ended December 31, 1997, for the five months ended December 31, 1996, and for each of the fiscal years ended July 31, 1996 and 1995, respectively. Depreciation of approximately $618,000, $50,000, $106,000 and $117,000 is included in selling, general, and administrative expense for the fiscal year ended December 31, 1997, for the five months ended December 31, 1996, and for each of the fiscal years ended July 31, 1996 and 1995, respectively.

Effective August 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by an entity be reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. The Company did not write-down any long-lived assets during the year ended December 31, 1997. The adoption of SFAS 121 had no effect on the Company's financial position or results of operations as of and for the five months ended December 31, 1996.

Goodwill

Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost and is amortized on a straight-line basis over forty years. Amortization of goodwill of $2,384,000 is included in selling, and administrative expense for the fiscal year ended December 31, 1997. Goodwill is reviewed for impairment in accordance with SFAS 121, as discussed above.

Deferred Financing Fees

Deferred financing fees, representing costs incurred in connection with obtaining borrowings under long-term debt agreements, are stated at cost and are amortized over the life of the related debt. Amortization of deferred financing fees of $1,576,000 is included in interest expense for the fiscal year ended December 31, 1997.

Deferred Charges and Other, Net

Deferred charges and other on the accompanying balance sheets is comprised of the following (in thousands):

                                    December 31,       December 31,
                                        1997               1996
                                    ------------       ------------

Deferred expenses                    $  2,546            $ 2,546
Barter credits                            470                519
                                     --------            -------
                                        3,016              3,065
Less-Accumulated amortization          (1,629)              (747)
                                     --------            -------
                                     $  1,387            $ 2,318
                                     ========            =======

Deferred expenses primarily relate to costs the Company incurs to obtain shelf space, and replace competitors products, at certain of its retail customers. In connection with these transactions, the Company obtains a commitment from the retailer that it will exclusively stock the Company's products for a period not less than three years. As a result, these costs are deferred and amortized over a 36-month period on a straight-line basis. Amortization expense is included in selling, general, and administrative expense on the accompanying income statements and was $882,000, $350,000, $358,000 and $37,000 for the fiscal year ended December 31, 1997, for the five months ended December 31, 1996 and for each of the fiscal years ended July 31, 1996 and 1995, respectively.

Prior to the recapitalization discussed in Note 13, the Company had capitalized certain financing costs and organizational costs. These costs were immediately expensed in connection with the recapitalization and are included in recapitalization expenses on the accompanying July 31, 1996, income statement. The deferred financing costs were being amortized over the period of the underlying debt on a straight-line basis and organizational costs were being amortized over a 60-month period. Prior to the recapitalization, amortization of deferred financing costs were $67,000 and $202,000 in the fiscal years ended July 31, 1996 and 1995, respectively, and are included in interest expense on the accompanying income statements. Amortization of organizational costs prior to the recapitalization were $85,000 and $341,000 in the fiscal years ended July 31, 1996 an 1995, respectively, and are included in selling, general, and administrative expense on the accompanying income statements.

During the fiscal year ended July 31, 1995, the Company exchanged certain finished goods inventory with a cost basis of approximately $2,000,000 for barter credits. Although the barter credits had a stated value of approximately $3,200,000, they were recorded at an amount equal to the cost basis of the inventory exchanged, such that no profit was recognized on the transaction. The barter credits can be used principally for the purchase of print and media advertising; however, cash must be used in addition to the barter credits to secure the advertising. During the fiscal year ended December 31, 1997, the five months ended December 31, 1996 and the fiscal year ended July 31, 1996, the Company utilized approximately $49,000, $262,000 and $262,000, respectively, of these barter credits. As a result of the Company's decision to reduce its advertising expenditures during calendar 1997, management determined that all of its barter credits may not be fully utilized prior to their expiration in August 1998. Therefore, the Company wrote-off an additional $1,000,000 of the barter credits during the fiscal year ended July 31, 1996. Management believes that the remaining recorded credits will be utilized prior to their expiration.

Revenue Recognition

The Company recognizes revenue when title to the goods transfers. For the majority of the Company's sales, this occurs at the time of shipment.

Income Taxes

Deferred income taxes are determined under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). Deferred income taxes arise from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the financial statements.

Net Income (Loss) Per Common Share

Holdings adopted SFAS No. 128 "Earnings Per Share", effective December 15, 1997. SFAS No. 128 requires the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income by the weighted average number of shares of common stock and other dilutive securities. Due to the ERO acquisition, described in Note 4, net income
(loss) per share for the five months ended December 31, 1996 and for the fiscal years ended July 31, 1996 and 1995 have no significant relevance to current amounts. Refer to Note 4 for pro-forma amounts.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair market value because the underlying instruments are at rates similar to current rates offered to the Company for debt with the same remaining maturities.

Significant Concentration of Customers

All trade accounts receivable are unsecured. A significant level of the Company's net sales is generated from approximately four retail companies that serve national markets. Sales to the Company's top four customers aggregated approximately 54%, 46%, 48% and 43% of net sales for the fiscal year ended December 31, 1997, for the five months ended December 31, 1996, and for each of the fiscal years ended July 31, 1996 and 1995, respectively. Two of the Company's customers, Toys "R" Us and Wal-Mart, each accounted for over 10% of the Company's net sales during the fiscal year ended December 31, 1997 and the fiscal year ended July 31, 1995, aggregating approximately 38% and 29% of net sales, respectively. Three of the Company's customers, Toys "R" Us, Wal-Mart and K-Mart, each accounted for over 10% of the Company's net sales during the five months ended December 31, 1996, and for the fiscal year ended July 31, 1996, aggregating approximately 38% and 43% of net sales, respectively.

Foreign Currency Translation

The financial position and results of operations of the Company's foreign subsidiaries are measured using each subsidiary's local currency as the functional currency. Assets and liabilities of the foreign subsidiaries are translated to U.S. dollars using exchange rates in effect at balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation gains or losses are included as a component of stockholders' equity designated as foreign currency translation adjustment. Transaction gains or losses were not significant in any year.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. See Note 10.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Holdings will adopt SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. Management does not believe that SFAS No. 130 will have a significant impact on Holdings' financial statements.

Holdings will adopt SFAS No. 131, "Disclosure about Segments of An Enterprise and Related Information," effective January 1, 1998. This pronouncement changes the requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments. SFAS No. 131 will require companies to select segments based on their internal reporting system. Restatement of prior year segment disclosure will be required upon adoption of SFAS No. 131. Adoption of this pronouncement will have no significant impact on Holdings results of operations or financial position. Management is evaluating what impact, if any, adoption will have on Holdings' financial statement disclosures; however, management anticipates that each of Hedstrom's operating divisions will be reported as a segment in fiscal 1998.

3. 1996 COST REDUCTION PLAN:

During fiscal 1996, the Company incurred a loss before income taxes and recapitalization expenses of $2.4 million. In order to improve Hedstrom's profitability in 1997 and thereafter, management implemented a plan in the fall of 1996 (the "1996 Cost Reduction Plan") to reduce costs by over $9 million in 1997 and thereafter as compared with fiscal 1996 levels. Important elements of the plan included:

- Implementing Just-in-Time Manufacturing. In late 1996, Hedstrom restructured certain of its manufacturing operations to increase its daily production capacity of outdoor gym sets. This restructuring has enabled Hedstrom to manufacture outdoor gym sets to specific customer orders rather than producing outdoor gym sets in anticipation of customer orders, which Hedstrom had done in the past because of capacity constraints. In fiscal 1996, prior to implementing this restructuring, Hedstrom experienced a significant and unexpected change in its sales mix of outdoor gym sets, requiring Hedstrom to use third party warehouses to store many of the outdoor gym sets it had produced in anticipation of customer demand. As a result, Hedstrom incurred approximately $2.1 million of higher warehouse and material handling costs. The implementation of just-in-time manufacturing of outdoor gym sets has enabled Hedstrom to carry a lower level of outdoor gym set inventory and, as a result, to eliminate the need for utilizing third party warehouses for outdoor gym sets. Management believes the Company saved in excess of $2.1 million of warehouse and material handling expense in 1997 and will continue to save an equivalent amount annually as a result of implementing just-in-time manufacturing of outdoor gym sets.

- Improved Manufacturing Procedures. In an effort to streamline outdoor gym set production and improve manufacturing efficiencies, in 1996 Hedstrom (i) reduced its number of outdoor gym set product offerings, (ii) redesigned certain outdoor gym set components to reduce the cost of such components and (iii) further standardized many of the components among its various outdoor gym set product offerings. Management believes these actions improved profitability by in excess of $2.0 million in 1997 and will continue to save an equivalent amount annually over fiscal 1996 levels.

- In-sourcing Certain Plastic Components. Hedstrom periodically evaluates the economics of producing internally certain plastic components used in the production and assembly of its outdoor gym sets versus purchasing such components externally. In 1996, Hedstrom invested approximately $3.0 million in new plastic blow-molding equipment to manufacture many of the plastic slides that it had previously purchased from third-party vendors. Management estimates that producing these slides internally provided cost savings in excess of $1.5 million in 1997 and will continue to save an equivalent amount annually as compared to fiscal 1996 levels.

- Discontinuation of Trial Advertising Campaign. Hedstrom historically has advertised its products in cooperation with its retail customers, principally through print media such as newspaper circulars and free-standing inserts sponsored by its customers. In fiscal 1996, Hedstrom initiated, on a trial basis, its own multi-media advertising program designed to increase consumer awareness of the Hedstrom brand over time. The total cost for this advertising program was in excess of $1.5 million. After careful review, management determined that this trial advertising campaign would not provide an acceptable return on investment and elected to discontinue it. Therefore, such costs were not incurred in 1997.

- Restructure Promotional Programs. Consistent with industry practice, Hedstrom provides retailers with certain promotional allowances, a portion of which typically is fixed in nature and a portion of which is based on the volume of customer purchases of Hedstrom products. In late 1996, Hedstrom reduced the fixed component of certain of its promotional allowances and restructured its promotional programs with several customers by raising the required volumes necessary to achieve certain promotional discounts. Management believes these initiatives improved profitability in 1997 by in excess of $1.4 million and will continue to save an equivalent amount annually over fiscal 1996 levels.

- Personnel Reductions. Hedstrom reduced its number of full-time employees by approximately 30 people in a variety of departments in the second half of 1996. Management believes that such personnel reductions resulted in savings in excess of $0.7 million in 1997 and will continue to save an equivalent amount annually over fiscal 1996 levels.

4. ACQUISITION OF ERO, INC.:

On April 10, 1997, Hedstrom and HC Acquisition Corp., a wholly owned subsidiary of Hedstrom, entered into an Agreement and Plan of Merger (the "Merger Agreement") with ERO to acquire ERO for a total enterprise value of approximately $200 million. Pursuant to the Merger Agreement, HC Acquisition Corp. commenced and, on June 12, 1997, consummated a tender offer for all of the outstanding shares of the common stock of ERO at a purchase price of $11.25 per share (the "Tender Offer"). Holdings also assumed a purchase price contingency related to ERO, Inc.'s acquisition of Amav in October of 1995.
The contingency includes an additional $3.7 million of purchase price contingent upon achievement of certain conditions. As those conditions were met as of December 31, 1997, Holdings accrued a liability for the contingency against goodwill. This is reflected in accrued expenses-acquisition costs in the consolidated balance sheet. The payment will be made in March 1998. Upon consummation of the Tender Offer, (i) HC Acquisition Corp. was merged with and into ERO (the "Merger") with ERO surviving the Merger as a wholly owned subsidiary of Hedstrom, (ii) certain of ERO's outstanding indebtedness was refinanced by Hedstrom (the "ERO Refinancing") and (ii) Hedstrom refinanced (the "Hedstrom Refinancing") its existing revolving credit facility and term loan facility (the Merger, the Tender Offer, the ERO Refinancing and the Hedstrom Refinancing, are collectively referred to herein as the "Acquisition").

Holdings and Hedstrom required approximately $301.1 million in cash to consummate the Acquisition, including approximately (i) $122.6 million paid in connection with the Tender Offer and the Merger, (ii) $82.6 million paid in connection with the ERO Refinancing, (iii) $74.9 million paid in connection with the Hedstrom Refinancing and (iv) $21.0 million incurred in respect of fees and expenses. The funds required to consummate the Acquisition were provided by (i) $75.0 million of term loans under a new six-year senior secured term loan facility (the "Tranche A Term Loan Facility"), (ii) $35.0 million of term loans under a new eight-year senior secured term loan facility
(the "Tranche B Term Loan Facility" and, together with the Tranche A Term Loan Facility, the "Term Loan Facilities"), (iii) $16.1 million of borrowings under a new $70.0 million senior secured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facilities, the "Senior Credit Facilities"), (iv) $110.0 million of gross proceeds from the offering by Hedstrom of 10% Senior Subordinated Notes Due 2007 (the "Senior Subordinated Notes"), (v) $25.0 million of gross proceeds from the offering by Holdings of 44,612 units consisting of 12% Senior Discount Notes Due 2009
(the "Discount Notes") and 2,705,896 shares of Common Stock, $.01 par value per share, of Holdings ("Holdings Common Stock") and (vi) $40.0 million of gross proceeds from the private placement of 31,520,000 shares of Non-Voting Common Stock, $.01 par value per share, of Holdings ("Holdings Non-Voting Common Stock") and 480,000 shares of Holdings Common Stock. The Revolving Credit Facility will also be used to finance certain seasonal working capital requirements.

The acquisition of ERO has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the acquisition of ERO. The excess of the purchase price over the fair values of the tangible net assets acquired was approximately $145.5 million, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In the event that facts and circumstances indicate that the goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if an adjustment is required.

The fair value of assets acquired and liabilities assumed, reflecting the final allocation, was as follows (in thousands):

Current assets                            $  56,200
Net property, plant and equipment            20,000
Other assets                                 14,700
Goodwill                                    148,100
Liabilities assumed                        (116,400)
                                          ---------
  Cash paid for ERO                       $ 122,600
                                          =========

In connection with the acquisition of ERO, management implemented a plan (the "Rationalization Plan") that will result in annual cost savings of $6 million as a result of rationalizing sales, marketing and general and administrative functions, closings of duplicate facilities and reductions in external administrative expenditures including legal, insurance, tax, audit and public relations expenditures. The cost savings reflect personnel terminations that have already occurred or that have been formally communicated to the employees, closings of duplicate facilities that have occurred and reductions in external administrative expenses that have been negotiated.

The cost savings are comprised of the following (in thousands):

Salaries and benefits from personnel terminations         $  3,700
Duplicative functions and facilities that have
 been closed                                                   900
External administrative expenses that have been reduced      1,400
                                                          --------
  Total Annual Cost Savings                               $  6,000
                                                          ========

The unaudited pro forma results below assume the Acquisition occurred and that the Rationalization Plan was implemented at the beginning of the periods presented and the 1996 Cost Reduction Plan was implemented at the beginning of the fiscal year ended July 31, 1996 (in thousands, except per share amounts):


                           Twelve Months         Fiscal Year
                         Ended December 31,         Ended
                       --------------------        July 31,
                         1997          1996          1996
                       --------    --------      -----------

  Net sales            $294,450     $283,307       $260,008
  Net income (loss)       9,298       (3,552)       (12,792)
  Net income (loss)
   per share basic        $0.14       $(0.05)        $(0.19)
  Net income (loss)
   per share diluted       0.14        (0.05)         (0.19)

The above pro forma results include adjustments to give effect to amortization of goodwill, interest expense related to the Senior Subordinated Notes, the Discount Notes and the Senior Credit Facilities and implementation of the Rationalization Plan, together with the related tax effects. The pro forma results are not necessarily indicative of the operating results that would have occurred had the Acquisition been consummated and had the Rationalization Plan and the Cost Reduction Plan been implemented as of the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Subsequent to the acquisition of ERO, the Amav Division experienced a decline in sales of its arts and crafts product-line, a new product line experienced initial quality problems and the former owners of Amav announced they were leaving the Company. These events triggered an assessment of the recoverability of the book value of the non-current assets, including goodwill, of Amav. The net book value of the non-current assets of the Amav Division were approximately $130 million at December 31, 1997. Cash flows for 1998 and future years were estimated using management's current forecast and business plan. Results of the assessment indicated there was no impairment of value under SFAS 121 as of December 31, 1997. Although management is actively addressing these factors, since the acquisition of the Amav Division occurred on June 12, 1997, the Company has not developed enough operating experience to determine if the factors that led to the impairment assessment under SFAS 121 can be overcome in future periods.

5. INVENTORIES:

	Inventories are comprised of the following (in thousands):

                                       December 31,        December 31,
                                           1997                1996
                                       ------------        ------------

        Raw materials                  $   16,502          $    7,534
        Work-in-process                     5,690               2,298
        Finished goods                     25,272              13,984
                                       ----------          ----------
                                       $   47,464          $   23,816
                                       ==========          ==========

6. PROPERTY, PLANT, AND EQUIPMENT:

Property, plant, and equipment is comprised of the following (in thousands):

                                       December 31,       December 31,
                                          1997               1996
                                       ------------       ------------

  Buildings and improvements             $  16,567          $   7,695
  Machinery and equipment                   40,131             25,218
  Computer software and hardware             1,469                  -
  Furniture and fixtures                     1,277                758
                                         ---------          ---------
                                            59,444             33,671
  Less - Accumulated depreciation          (20,430)           (12,074)
                                         ---------          ---------
                                            39,014             21,597
  Land                                       3,809                146
                                         ---------          ---------
                                         $  42,823          $  21,743
                                         =========          =========

7. DEBT

Debt consists of the following (in thousands):

                                        December 31,       December 31,
                                           1997               1996
                                        ------------       ------------

 Senior Subordinated Notes               $ 110,000          $       -
 Term Loans                                112,375             38,500
 Senior Discount Notes                      23,288                  -
 Revolving Credit Facility                  35,500             17,400
 Other                                       8,241              4,571
                                         ---------          ---------
                                         $ 289,404          $  60,471
                                         =========          =========

Term Loans and Revolving Credit Facility

In connection with the Acquisition, Hedstrom's existing term loans of $35.0 million and its existing revolving credit facility borrowings were repaid and the facilities were terminated. Hedstrom's $3.5 million Industrial Revenue Bond from Bedford County, which bears interest at 7.13%, was not retired in connection with the Acquisition.

As discussed in Note 4, in connection with the Acquisition, Hedstrom obtained the Senior Credit Facilities. The Senior Credit Facilities consist of (a) a six-year Tranche A Senior Secured Term Loan Facility providing for term loans to Hedstrom in a principal amount of $75 million; (b) an eight-year Tranche B Senior Secured Term Loan Facility providing for term loans to Hedstrom in a principal amount of $35 million; and (c) a Senior Secured Revolving Credit Facility providing for revolving loans to Hedstrom and the issuance of letters of credit for the account of Hedstrom in an aggregate principal and stated amount at any time not to exceed $70 million. Borrowings under the Revolving Credit Facility will be available based upon a borrowing base not to exceed 85% of eligible accounts receivable and 50% of eligible inventory.

At Hedstrom's option, the interest rates per annum applicable to the Senior Credit Facilities will be either (i) the Eurocurrency Rate (as defined) plus 2.5% in the case of the Tranche A Term Loan Facility and the Revolving Credit Facility or 3.0% in the case of the Tranche B Term Loan Facility or (ii) the Alternate Base Rate (as defined) plus 1.5% in the case of the Tranche A Term Loan Facility and the Revolving Credit Facility or 2.0% in the case of the Tranche B Term Loan Facility. The Alternate Base Rate is the highest of (a) Credit Suisse First Boston's Prime Rate (as defined) or (b) the federal funds effective rate from time to time plus 0.5%. The applicable margin in respect of the Tranche A Term Loan Facility and the Revolving Credit Facility will be adjusted from time to time by amounts to be agreed upon based on the achievement of certain performance targets to be determined.

The obligations of Hedstrom under the Senior Credit Facilities are unconditionally, fully and irrevocably guaranteed (jointly and severally) by Holdings and each of Hedstrom's direct or indirect domestic subsidiaries (collectively, the "Senior Credit Facilities Guarantors"). In addition, the Senior Credit Facilities will be secured by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of Hedstrom and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiary of Hedstrom, or any of its domestic subsidiaries and (ii) all tangible and intangible assets (including, without limitation, intellectual property and owned real property) of Hedstrom and the Senior Credit Facilities Guarantors.

The Senior Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of Hedstrom to dispose of assets, incur additional indebtedness, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with affiliates. In addition, under the Senior Credit Facilities, Hedstrom is required to comply with specified minimum interest coverage and maximum leverage ratios.

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

The Discount Notes are unsecured obligations of Holdings and have an aggregate principal amount at maturity (June 1, 2009) of $44.6 million, representing a yield to maturity of 12%. No cash interest will accrue on the Discount Notes prior to June 1, 2002. Thereafter, cash interest will be payable on June 1 and December 1 of each year, commencing December 1, 2002. Amortization of the original issue discount, which is included in interest expense, totaled $1,670,000 during the fiscal year ended December 31, 1997.

Except as set forth below, the Discount Notes will not be redeemable at the option of Holdings prior to June 1, 2002. On and after such date, the Discount Notes will be redeemable, at Holdings' option, in whole or in part, at the following redemption prices (expressed in percentages of principal amount at maturity), plus accrued and unpaid interest to the redemption date:

if redeemed during the 12-month period commencing on June 1 of the years set forth below:


                    Period           Redemption Price(%)
                    ------           -------------------
                    2002                    106.000
                    2003                    104.000
                    2004                    102.000
                    2005 and thereafter     100.000

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

Senior Subordinated Notes

The $110.0 million Senior Subordinated Notes bear interest at 10% per annum, payable on June 1 and December 1 of each year, commencing December 1, 1997. The Senior Subordinated Notes mature on June 1, 2007. Except as set forth below, the Senior Subordinated Notes are not redeemable at the option of Hedstrom prior to June 1, 2002. On and after such date, the Senior Subordinated Notes are redeemable, at Hedstrom's option, in whole or in part, at the following redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest to the redemption date:


if redeemed during the 12-month period commencing on June 1 of the years set forth below:


                         Period            Redemption Price(%)
                         ------            -------------------
                         2002                    105.000
                         2003                    103.333
                         2004                    101.667
                         2005 and thereafter     100.000

In addition, at any time and from time to time prior to June 1, 2000, Hedstrom may redeem in the aggregate up to $44.0 million principal amount of Senior Subordinated Notes with the proceeds of one or more equity offerings so long as there is a public market at the time of such redemption (provided that if the equity offering is an offering by Holdings, a portion of the net cash proceeds thereof equal to the amount required to redeem any such Senior Subordinated Notes is contributed to the equity capital of Hedstrom), at a redemption price (expressed as a percentage of principal amount) of 110%, plus accrued and unpaid interest, if any, to the redemption date; provided, however, that at least $66.0 million aggregate principal amount of the Senior Subordinated Notes remains outstanding after each such redemption.

The Senior Subordinated Notes are unsecured senior subordinated obligations of Hedstrom and are unconditionally and fully guaranteed (jointly and severally) on a senior basis by Holdings and on a senior subordinated basis by each domestic subsidiary of Hedstrom. The Senior Subordinated Notes are subordinated to all senior indebtedness (as defined) of Hedstrom rank pari passu in right of payment with all senior subordinated indebtedness
(as defined) of Hedstrom.

The Senior Subordinated Notes Indenture contains certain covenants that, among other things, limit (i) the incurrence of additional indebtedness by Hedstrom and its restricted subsidiaries (as defined), (ii) the payment of dividends and other restricted payments by Hedstrom and its restricted subsidiaries,
(iii) restrictions on distributions from restricted subsidiaries, (iv) asset sales, (v) transactions with affiliates, (vi) sales or issuances of restricted subsidiary capital stock and (vii) mergers and consolidations.

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

Interest Rate Swaps

As of December 31, 1997, the Company had interest rate swap agreements
(the "Swap Agreements") in place with two of its lenders under which the Company exchanged a variable interest rate for a fixed interest rate.
The Company anticipates that the counter parties to the Swap Agreements will fully perform their obligations. During the fiscal year ended December 31, 1997, the effect of the Swap Agreements were immaterial. Terms of the Swap Agreements are as follows at December 31, 1997:

Notional Amounts      Fixed Interest Rate    Expiration Date
----------------      -------------------    ---------------

$30 million                8.05%              October 28, 1999
$12 million                8.555%             December 31, 1998*

* Expiration date can be extended at the option of the counter party to December 29, 2000.

Maturities

Aggregate maturities of long-term debt over the next five years are as follows (in thousands): 1998 - $ 9,222; 1999 - $11,722; 2000 - $14,222; 2001 - $16,722;
and 2002 - $21,722.


8. INCOME TAXES:

The sources of pretax income for the fiscal year ended December 31, 1997 is as follows (in thousands):

Domestic        $  9,877
Foreign            7,696
                --------
                $ 17,573
                ========

The Company has not provided for U.S. federal and foreign income withholding taxes on its foreign subsidiaries' undistributed earnings as of December 31, 1997, because such earnings are considered to be indefinitely reinvested. Repatriation of these earnings would not materially increase the Company's tax liability. If these earnings were distributed in the form of dividends or otherwise, foreign tax credits could be used to offset the U.S. income taxes due on income earned from foreign sources.
Pretax income from foreign sources in prior periods was not significant.

Provisions (benefits) for income taxes are as follows (in thousands):


                      For the Fiscal  For the Five   For the Fiscal Years Ended
                      Year Ended      Months Ended           July 31,
                      December 31,    December 31,   --------------------------
                         1997           1996          1996           1995
                      --------------  ------------   --------     ---------

Continuing operations   $7,997        $(2,869)       $(3,857)     $  1,440
Discontinued operations      -              -              -          (619)
                        ------        -------        -------      --------
                        $7,997        $(2,869)       $(3,857)     $    821
                        ======        =======        =======      ========

The components of the provisions (benefits) for income taxes are as follows (in thousands):

              For the Fiscal   For the Five       For the Fiscal Years
               Year Ended      Months Ended          Ended July 31,
              December 31,     December 31,      -----------------------
                 1997             1996              1996          1995
              --------------   ------------      ---------       -------

Current:
State         $    339         $      33         $     43        $  179
U.S. federal    (2,745)              (40)             (92)         (113)
Foreign          3,376                 -                -             -
              --------         ---------         --------        ------
                   970                (7)             (49)           66
              --------         ---------         --------        ------
Deferred:
State              412                 -                -             -
U.S. federal     6,133            (2,862)          (3,808)          755
Foreign            482                 -                -             -
              --------         ---------         --------        ------
                 7,027            (2,862)          (3,808)          755
              --------         ---------         --------        ------
              $  7,997         $  (2,869)        $ (3,857)       $  821
              ========         =========         ========        ======

The provisions (benefits) for income taxes differ from those computed using the statutory U.S. federal income tax rate as a result of the following
(in thousands):

                              For the Fiscal     For the Five    For the Fiscal Years Ended
                               Year Ended        Months Ended             July 31,
                              December 31,       December 31,    ----------------------------
                                  1997              1996             1996            1995
                              --------------     ------------    -------------    -----------

                              Amount   Rate      Amount  Rate    Amount  Rate     Amount Rate
                              ------   ----      ------  ----    ------  ----     ------ ----
Expected provision (benefit) $5,975     34%   $ (2,598)  (34)% $(4,071)  (34)%   $ 532   34%
State income taxes, net of
 federal benefit                495      3        (219)   (3)     (183)   (1)       82    5
Foreign corporate earnings      826      5          47     -       151     1       169   11
Goodwill                        727      4          -      -         -     -         -    -
Recapitalization costs            -      -          -      -       479     4         -    -
Other                           (26)     -         (99)   (1)     (233)   (2)       38    2
                             ------     ---   --------   ----- -------   -----   -----   ---
Actual provision (benefit)   $7,997     46%   $ (2,869)  (38)% $(3,857)  (32)%   $ 821   52%
                             ======     ===   ========   ===== =======   =====   =====   ===

Deferred tax assets are comprised of the following (in thousands):

                                        December 31, December 31,
                                           1997         1996
                                        ------------ ------------
Current deferred tax asset:
 Net operating loss carryforward         $ 2,429     $ 2,246
 Inventory reserves                          192         248
 Costs capitalized to inventory for tax
  purposes                                   346         304
 Allowances for accounts receivable        1,190         938
 Nondeductible accruals                    2,781       1,243
 Other                                       107          48
                                         -------     -------
Current deferred tax asset               $ 7,045     $ 5,027
                                         =======     =======

Noncurrent deferred tax asset (liability):
  Goodwill                               $10,263     $     -
  Net operating loss carryforward              -       4,408
  Tax over book depreciation              (3,411)     (1,898)
  Recapitalization costs                   1,169       1,592
  Other                                    2,036         260
                                         -------     -------
  Noncurrent deferred tax asset          $10,057     $ 4,362
                                         =======     =======

The Company has net operating loss carryforwards of $7,145,000 to apply against future taxable income. Such carryforwards expire as follows: $36,000 in 2008, $1,225,000 in 2010, and $5,884,000 in 2011.

The Company believes it is more likely than not to realize the net deferred tax asset and accordingly no valuation allowance has been provided. This conclusion is based on, (i) changes in operations that have recently occurred, including the 1996 Cost Reduction Plan (see Note 3) and the acquisition of ERO, Inc. (see Note 4), which has a lengthy and consistent history of profitable operations, (ii) projections (which include ERO, Inc.) of sufficient taxable U.S. income to fully realize the net deferred tax asset by the end of 1998,
(iii) the tax loss carryforwards included in the net deferred tax asset were generated in very recent periods and do not begin to expire until the years 2008-2011, (iv) the significant excess of book basis over tax basis relative to the net assets of ERO, Inc. and (v) the 1997 utilization of approximately $4.5 million in net operating loss carryforwards. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.

9. EMPLOYEE BENEFIT PLANS:

All employees of the Bedford and Ashland Divisions are eligible to participate in either the Union Employees' Tax Sheltered Savings Plan or the tax-sheltered Savings Plan (collectively the "Hedstrom Plans"), depending upon the employment status of the employees as union or nonunion after meeting certain requirements. The Union Employees' Tax Sheltered Savings Plan covers all union employees 18 years of age or older who have worked for 1,000 consecutive hours within a 12-month period. The tax-sheltered Savings Plan covers all nonunion employees
18 years of age or older who have been employed for 120 consecutive days within a 12-month period.

For the Hedstrom Plans, the employees may contribute from 1% to 15% of their compensation (either before tax, after tax, or a combination thereof) to the Plans. The Company provides matching contributions at the rate of 50% of the employee's contribution up to 6% of gross wages as defined by the Plans agreements.

The Company may make annual discretionary contributions to the Hedstrom Plans. Discretionary contributions during the fiscal year ended December 31, 1997, the five months ended December 31, 1996, and for each of the fiscal years ended July 31, 1996 and 1995, aggregated approximately $607,000, $218,000, $634,000 and $642,000, respectively.

U.S. Employees of the ERO and Amav Divisions are covered by a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code which provides retirement benefits for eligible employees of the Company (the "ERO Plan"). Eligible employees may contribute from 1% to 15% of their compensation. The Company may provide matching contributions at the rate of 50% of the employee's contribution up to 6% of the employee's gross wages. Discretionary contributions during the fiscal year ended December 31, 1997, aggregated $171,000.

10. STOCK-BASED COMPENSATION PLAN:

The company maintains two stock option plans, the 1995 Stock Option Plan and the 1997 Stock Option Plan (the "Plans") which authorize grants of stock options of up to 2,446,236 and 2,750,000 shares, respectively, to key employees of the Company. Options are granted at the fair market value at the date of grant, as determined by management.

Options issued under the Plan expire ten years from date of grant and vest equally over periods of time ranging from two to three years, as determined by the Company's Option Committee of the Board of Directors.

The following is a summary of stock option transactions from July 31, 1995 through December 31, 1997:

                                                                             Weighted
                                                                             Average
                                                                             Exercise
                                           Shares           Option Prices     Price
                                          ---------         ------------     --------

Shares under option at July 31, 1995              -                -              -
 Options granted                          2,174,216            $1.00          $1.00
 Options exercised                                -                -              -
 Options terminated                               -                -              -
                                          ---------    -------------          -----
Shares under option at July 31, 1996      2,174,216             1.00           1.00
 Options granted                            200,000             1.00           1.00
 Options exercised                                -                -              -
 Options terminated                               -                -              -
                                          ---------    -------------          -----
Shares under option at December 31, 1996  2,374,216             1.00           1.00
 Options granted                          1,767,912             1.25           1.25
 Options exercised                                -                -              -
 Options terminated                               -                -              -
                                          ---------    -------------          -----
Shares under option at December 31, 1997  4,142,128    $1.00 to 1.25          $1.11
                                          =========    =============


Shares exercisable at December 31, 1997   1,516,144            $1.00          $1.00
Shares exercisable at December 31, 1996     724,739            $1.00          $1.00
Shares exercisable at July 31, 1996               -                -              -
Shares exercisable at July 31, 1995               -                -              -

At December 31, 1997, 22,020 and 1,032,088 remaining options are available for grant under the 1995 Stock Option Plan and the 1997 Stock Option Plan, respectively.

The Company has adopted APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the stock option plans. Due to the Acquisition, net income per share for the fiscal years ended July 31, 1996 and 1995 have no significant relevance to current amounts. Had compensation cost for the Company's plans been determined based on the fair value at the date of grant for awards in the fiscal year ended December 31, 1997, the Company's total and per share net income would have been as follows (dollars in thousands, except per share amounts):

Net income:
  As reported              $ 9,576
  Pro forma                  9,212
Basic net income
 per common share:
  As reported                $0.18
  Pro forma                   0.18
Diluted net income
 per common share and
 common share equivalents:
  As reported                $0.18
  Pro forma                   0.18

The weighted average fair value of options granted is $0.71 during the fiscal year ended December 31, 1997. The fair value of each option is estimated on the date of the grant using the minimum value method with the following assumptions used for the grant in December 1997; risk free interest rates of 5.89%; expected dividend yield of 0% and expected life of ten years.

11. COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases production equipment under capital leases with terms expiring at various times through 2004. The net capital lease asset of $1,825,000 and $1,767,000 of December 31, 1997 and December 31, 1996, respectively, is included in property, plant, and equipment on the accompanying consolidated balance sheets. Aggregate future minimum lease payments related to capital leases are as follows: 1998 - $419,000; 1999 - $419,000; 2000 - $419,000;
2001 - $419,000; 2002 - $419,000; and thereafter - $214,000. The portion related to interest over the remaining life of the capital leases was $486,000 at December 31, 1997.

The Company leases production equipment under operating lease agreements with terms expiring at various times through 2003. Rent expense under operating leases for the fiscal year ended December 31, 1997, for the five months ended December 31, 1996, and for the fiscal years ended July 31, 1996 and 1995, aggregated $2,309,000, $936,000, $2,500,000 and $1,167,800, respectively.
Aggregate future minimum lease commitments for noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1997, are as follows: 1998 - $2,888,000; 1999 - $2,127,000;
2000 - $1,230,000; 2001 - $838,000; 2002 - $677,000; and thereafter $1,339,000.

Legal Matters

There are various claims and pending legal actions against the Company, primarily involving product liability, seeking damages in varying amounts.
In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Year 2000 Date Conversion (unaudited)

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The company has established processes for evaluating and managing the risks and costs associated with the problem and is currently in the process of implementing necessary changes. It is anticipated that implementation will be completed by 1999. The cost of achieving Year 2000 compliance is estimated to be approximately $500,000 over the cost of normal software upgrades and replacements and will be incurred through 1999. The Company is in the process of conducting an additional assessment of certain year 2000 issues on their manufacturing equipment, time based operating equipment and significant suppliers which will be completed in 1999. It is anticipated that corrective action, if any, will be made by year 2000.

12. RELATED-PARTY TRANSACTIONS:

On October 27, 1995, in connection with the recapitalization discussed in Note 13, the Company entered into a ten-year agreement with Hicks Muse, pursuant to which it pays Hicks Muse an annual fee (initially $175,000) for management and advisory services in connection with the organization, management, and operations of the Company. The annual fee is adjustable each July 31st to an amount equal to 0.1% of the consolidated net sales of the Company during the previous twelve months, but in no event less than $175,000. Management fees and related expenses under this agreement amounted to $257,000, $82,000 and $207,000 for the fiscal year ended December 31, 1997, for the five months ended December 31, 1996, and for the fiscal year ended July 31, 1996, respectively, and are included in selling, general, and administrative expenses on the accompanying income statements.

On October 27, 1995, in connection with the recapitalization discussed in
Note 13, the Company entered into a ten-year agreement with an affiliate of Hicks Muse pursuant to which it paid this affiliate a financial advisory fee of approximately $1,175,000 as compensation for its services as financial advisor in connection with the recapitalization. In addition, this Hicks Muse affiliate will be entitled to receive a fee equal to 1.5% of the transaction value, as defined, for each add-on transaction, as defined, in which the Company is involved.

13. RECAPITALIZATION:

Prior to October 27, 1995, the majority of Holdings common stock was held by Arnold E. Ditri, President and Chief Executive Officer, and Alastair H. McKelvie, Executive Vice President. The remaining common stock was held by John H. Hurshman and the Fidelity Investment Charitable Gift Trust.

On October 27, 1995, Holdings was purchased by Hicks, Muse, Tate & Furst Equity Fund II, L.P. ("Hicks Muse"). Concurrently, all of the outstanding preferred stock was redeemed, the outstanding common stock held by John H. Hurshman and the Fidelity Investment Charitable Trust was redeemed, a majority of the outstanding common stock of Arnold E. Ditri and Alastair H. McKelvie was redeemed, new common shares were issued to the purchaser, new debt facilities were obtained and existing debt facilities were repaid as part of the transaction. As Arnold Ditri and Alastair H. McKelvie retained a minority investment in Holdings, the transaction was accounted for as a recapitalization, and existing account balances were carried forward. The Company expensed all of its costs associated with the recapitalization, which totaled approximately $9,600,000.

In connection with the recapitalization, Holdings effected a common stock split of 39,095.40 shares for one and increased the authorized shares from 1,000 (par value $.01) to 50,000,000 (par value $.01). After the recapitalization, the majority of the common stock is held by (Hicks Muse). The remaining common stock is held by Arnold E. Ditri, Alastair H. McKelvie, various other members of management, and various other investment groups.

14. GEOGRAPHIC INFORMATION:

Summarized geographic information as of and for the fiscal year ended December 31, 1997 is as follows (in thousands):
                                                         Other
                                     United             Foreign
                                     States   Canada   Operations Eliminations   Total
                                   --------  -------   ---------- ------------   -----
Sales to unaffiliated customers    $229,601  $14,322    $12,223     $      -    $256,146
Transfers between geographic areas    5,344   38,306       -         (43,650)          -
                                   --------  -------    -------     --------    --------
Total net sales                    $234,945  $52,628    $12,223     $(43,650)   $256,146
                                   ========  =======    =======     ========    ========
Operating  income                  $ 23,936  $13,259    $  (451)    $    (40)   $ 36,704
                                   ========  =======    =======     ========    ========
Indentifiable assets               $356,574  $52,176    $ 8,440     $(34,045)   $383,145
                                   ========  =======    =======     ========    ========

The Company generated no material foreign income for the fiscal years ended July 31, 1996 and 1995 and owned no material foreign assets at July 31, 1996 and 1995.

15. QUARTERLY FINANCIAL DATA (unaudited; in thousands):

Fiscal Year Ended December 31, 1997    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter   Total
-----------------------------------    -----------  -----------  -----------  ----------- --------
Net sales                                 $ 47,937   $ 56,114      $ 61,462   $  90,633   $256,146
Gross profit                                13,396     17,076        19,740      33,544     83,756
Net income (loss)                            3,216      2,769          (919)      4,510      9,576
Basic net income (loss)
 per common share                            $0.10      $0.05        $(0.01)      $0.07      $0.18
Diluted net income (loss)
 per common share and
 common share equivalents                     0.10       0.05         (0.01)       0.07       0.18

Fiscal Year Ended July 31, 1996        1st Quarter   2nd Quarter  3rd Quarter  4th Quarter  Total
-------------------------------        -----------   -----------  -----------  ----------- -------

Net Sales                                 $ 19,115   $ 24,217      $ 60,430   $  29,432   $133,194
Gross profit                                 3,160      5,713        16,125       3,128     28,126
Net income (loss)                           (7,782)      (387)        4,415      (4,362)    (8,116)

16. SUBSIDIARY GUARANTORS/NONGUARANTORS FINANCIAL INFORMATION

The following is financial information pertaining to Hedstrom and its subsidiary guarantors and subsidiary nonguarantors (with respect to the Senior Subordinated Notes and the Senior Credit Facilities) for the periods in which they are included in Holding's accompanying consolidated financial statements.

                          HEDSTROM CORPORATION AND SUBSIDIARIES

                             CONSOLIDATING BALANCE SHEETS
                                  (In thousands)

                                               ASSETS

                                                At December 31, 1997                            At December 31, 1996
                                 ---------------------------------------------------    ------------------------------------

                                               Hedstrom                                                 Hedstrom
                                  Hedstrom    Subsidiary                                 Hedstrom      Subsidiary
                                 Subsidiary      Non-       Adjustments/    Total       Subsidiary        Non-       Total
                                 Guarantors   Guarantor     Eliminations   Hedstrom     Guarantors     Guarantor    Hedstrom
                                 ----------   ----------    ------------   --------     ----------     ----------   --------

CURRENT ASSETS:
 Cash and cash equivalents        $   8,984    $   1,860      $      -     $  10,844      $   467      $     66    $   533
 Trade accounts receivable, net      73,625        9,077             -        82,702       13,126           460     13,586
 Inventories                         38,429        9,075           (40)       47,464       23,368           488     23,816
 Deferred income taxes                7,045            -             -         7,045        5,027             -      5,027
 Prepaid expenses and other           4,310          491             -         4,801          674            16        690
                                  ---------    ---------      --------     ---------      -------      --------    -------
  Total current assets              132,393       20,503           (40)      152,856       42,662           990     43,652
                                  ---------    ---------      --------     ---------      -------      --------    -------

PROPERTY, PLANT, AND EQUIPMENT,
 net                                 27,448       15,375             -        42,823       21,735             8     21,743
GOODWILL, net                       142,692       18,484             -       161,176            -             -          -
OTHER ASSETS:
 Investment in and Advances to
  Nonguarantor Subsidiaries          44,799           -        (44,799)
 Deferred financing fees, net        16,328           -              -        16,328            -             -          -
 Deferred charges and other, net      1,387           -              -         1,387        2,318             -      2,318
 Deferred income taxes               10,579         (522)            -        10,057        4,251             -      4,251
                                  ---------    ---------      --------     ---------      -------      --------    -------
  Total other assets                 73,093         (522)      (44,799)       27,772        6,569             -      6,569
                                  ---------    ---------      --------     ---------      -------      --------    -------
  Total assets                    $ 375,626    $ 53,840       $(44,839)    $ 384,627      $70,966      $    998    $71,964
                                  =========    =========      ========     =========      =======      ========    =======

                                        LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
 Revolving line of credit         $  33,282    $  2,218       $      -     $  35,500      $15,430      $  1,970   $ 17,400
 Current portion of long term debt    8,492         730              -         9,222        1,965                    1,965
 Advances from Nonguarantor
  Subsidiaries                            -      31,956        (31,956)            -            -             -          -
 Accounts payable(c)                 20,784       2,597              -        23,381       11,275           131     11,406
 Accrued expenses(c)                 23,939       2,432            (16)       26,355        3,006            (3)     3,003
                                  ---------    --------       --------     ---------      -------      --------   --------
  Total current liabilities          86,497      39,933        (31,972)       94,458       31,676         2,098     33,774
                                  ---------    --------       --------     ---------      -------      --------   --------
LONG-TERM DEBT(a):
 Senior subordinated notes          110,000           -              -       110,000            -             -          -
 Term loans                         104,375           -              -       104,375       36,750             -     36,750
 Capital leases                       1,605           -              -         1,605        1,556             -      1,556
 Other                                1,857       1,057              -         2,914          300             -        300
                                  ---------    --------       --------     ---------      -------      --------   --------
  Total long-term debt              217,837       1,057              -       218,894       38,606             -     38,606
                                  ---------    --------       --------     ---------      -------      --------   --------
STOCKHOLDER'S EQUITY
  Total Stockholder's equity
   (deficit)(b)                      71,292      12,850        (12,867)       71,275          684        (1,100)      (416)
                                  ---------    --------       --------     ---------      -------      --------   --------
  Total liabilities and
   Stockholder's equity           $ 375,626    $ 53,840       $(44,839)    $ 384,627      $70,966      $    998   $ 71,964
                                  =========    ========       ========     =========      =======      ========   ========

                                                                                                       footnotes to follow

                                   HEDSTROM CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATING INCOME STATEMENTS
                                              (In thousands)

                                                                                           For the Five Months Ended
                                       For the Fiscal Year Ended December 31, 1997              December 31, 1996
                                       -------------------------------------------         -------------------------

                                             Hedstrom                                            Hedstrom
                                Hedstrom    Subsidiary                               Hedstrom   Subsidiary
                               Subsidiary      Non-       Adjustments/    Total     Subsidiary     Non-      Total
                               Guarantors   Guarantors    Eliminations   Hedstrom   Guarantors  Guarantor   Hedstrom
                              -----------   ----------    ------------  ---------   ----------  ----------  --------

NET SALES                     $  243,344     $ 56,452     $  (43,650)   $ 256,146    $  23,074   $  920   $ 23,994
COST OF SALES                    175,834       40,166        (43,610)     172,390       21,238      735     21,973
                              ----------     --------     ----------    ---------    ---------   ------   --------
  Gross profit                    67,510       16,286            (40)      83,756        1,836      185      2,021
SG&A EXPENSES                     42,655        4,397              -       47,052        7,225      321      7,546
                              ----------     --------     ----------    ---------    ---------   ------   --------
  Operating income(loss)          24,855       11,889            (40)      36,704       (5,389)    (136)    (5,525)
INTEREST EXPENSE(c)               15,614        1,492              -       17,106        2,010        1      2,011
                              ----------     --------     ----------    ---------    ---------   ------   --------
INCOME (LOSS) BEFORE TAXES         9,241       10,397            (40)      19,598       (7,399)    (137)    (7,536)
INCOME TAX EXPENSE (BENEFIT)       4,532        4,263            (16)       8,779       (2,775)     (54)    (2,829)
                              ----------     --------     ----------    ---------    ---------   ------   --------
NET INCOME (LOSS)             $    4,709     $  6,134     $      (24)    $ 10,819    $  (4,624)  $  (83)  $ (4,707)
                              ==========     ========     ==========    =========    =========   ======   ========

                                HEDSTROM CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATING INCOME STATEMENTS
                                        (In thousands)

                                                                          For the Fiscal Year Ended
                              For the Fiscal Year Ended July 31, 1996          July 31, 1995
                              ---------------------------------------    -----------------------------               July 31, 1995


                                             Hedstrom                               Hedstrom
                                Hedstrom    Subsidiary                  Hedstrom   Subsidiary
                               Subsidiary      Non-         Total      Subsidiary      Non-    Total
                               Guarantors   Guarantors     Hedstrom    Guarantors   Guarantor Hedstrom
                              -----------   ----------    ---------    ----------  ---------- --------

NET SALES                     $  129,074    $   4,120     $ 133,194    $ 131,551     $ 2,311  $133,862
COST OF SALES                    101,482        3,586       105,068      105,223       2,089   107,312
                              ----------    ---------     ---------    ---------     -------  --------
 Gross profit                     27,592          534        28,126       26,328         222    26,550
SG&A EXPENSES                     23,659          944        24,603       18,508         699    19,207
                              ----------    ---------     ---------    ---------     -------  --------
 Operating income (loss)           3,933         (410)        3,523        7,820        (477)    7,343
RECAPITALIZATION EXPENSE           9,600            -         9,600            -           -
INTEREST EXPENSE                   5,674           34         5,708        4,555          18     4,573
                              ----------    ---------     ---------    ---------     -------  --------
INCOME (LOSS) BEFORE TAXES       (11,341)        (444)      (11,785)       3,265        (495)    2,770
INCOME TAX EXPENSE (BENEFIT)      (3,786)           -        (3,786)       1,577        (137)    1,440
                              ----------    ---------     ---------    ---------     -------  --------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                       (7,555)        (444)       (7,999)       1,688        (358)    1,330
LOSS FROM DISCONTINUED
 OPERATIONS (NET OF TAX
 BENEFIT)                              -            -             -            -           -      (585)
                              ----------    ---------     ---------    ---------     -------  --------
NET INCOME (LOSS)             $   (7,555)   $    (444)    $  (7,999)   $   1,103     $  (358) $    745
                              ==========    =========     =========    =========     =======  ========

                                                                                      footnotes to follow


                                HEDSTROM CORPORATION AND SUBSIDIARIES

                               CONSOLIDATING STATEMENTS OF CASH FLOWS

                                           (In thousands)

                                                                                     For the Five Months Ended
                                  For the Fiscal Year Ended December 31, 1997            December 31, 1996
                               -----------------------------------------------   --------------------------------


                                             Hedstrom                                         Hedstrom
                                Hedstrom    Subsidiary                            Hedstrom   Subsidiary
                               Subsidiary      Non-    Adjustments/    Total     Subsidiary     Non-      Total
                               Guarantors   Guarantors Eliminations   Hedstrom   Guarantors   Guarantor  Hedstrom
                               ----------   ---------- ------------  ---------   ----------  ----------  --------

CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net income (loss)(c)           $  4,709    $ 6,134       $  (24)    $  10,819    $ (4,624)    $  (83)   $ (4,707)
 Depreciation and amortization     9,212      1,328            -        10,540       1,973          3       1,976
 Deferred income tax provision
 (benefit)(c)                      6,916          -            -         6,916      (2,862)         -      (2,862)
 Gain on the disposition of
  property, plant and equipment       (1)         -            -            (1)        (60)         -         (60)
 Provision for losses on accounts
  receivable                       1,246          -            -         1,246          64          -          64
 Changes in assets and
  liabilities:
  Accounts receivable            (40,150)    (6,604)           -       (46,754)      8,794        940       9,734
  Inventories                        461      4,373           40         4,874      (2,089)        47      (2,042)
  Prepaid expenses and other         789       (491)           -           298        (132)        13        (119)
  Accounts payable(c)              2,535       (534)           -         2,001       1,793         (6)      1,787
  Accrued expenses(c)             (1,768)     1,935          (16)          151        (163)      (630)       (793)
                                --------    -------       ------     ---------    --------     ------    --------
   Net cash provided by (used
   for) operating activities     (16,051)     6,141            -        (9,910)      2,694        284       2,978
                                --------    -------       ------     ---------    --------     ------    --------

CASH FLOWS FROM INVESTING
 ACTIVITIES:

 Acquisition of ERO, Inc.       (122,600)         -            -      (122,600)          -          -           -
 Acquisition of certain assets
  of Bollinger Industries, Inc.  (14,928)         -            -       (14,928)          -          -           -
 Acquisitions of PP&E             (6,395)         -            -        (6,395)     (1,375)        (1)     (1,376)
 Other acquisitions               (2,322)         -            -        (2,322)          -          -           -
 Proceeds from the sale of PP&E        8          -            -             8          67          -          67
                                --------    -------       ------     ---------    --------     ------    --------
   Net cash used for investing
    activities                  (146,237)         -            -      (146,237)     (1,308)        (1)     (1,309)
                                --------    -------       ------     ---------    --------     ------    --------

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Net proceeds from issuance of
  Senior Subordinated notes      110,000          -            -       110,000           -          -           -
 Net proceeds from issuance of
  new term loans                 110,000          -            -       110,000           -          -           -
 Equity contribution from
  Holdings(b)                     63,750          -            -        63,750           -          -           -
 Borrowings on new revolving
  line of credit                  35,500          -            -        35,500           -          -           -
 Repayments of new Term Loans     (1,125)         -            -        (1,125)          -          -           -
 Repayments of old term loans    (87,017)    (5,750)           -       (92,767)          -          -           -
 Debt financing cost(b)          (19,750)         -            -       (19,750)          -          -           -
 Repayments on old revolving
  lines of credit, net           (42,400)         -            -       (42,400)     (8,728)      (322)     (9,050)
 Advances to/(from) Nonguarantor
  Subsidiaries                    (1,078)     1,078            -             -           -          -           -
 Other                             2,395          -            -         2,395         (84)         -         (84)
                                --------    -------       ------     ---------    --------     ------    --------
   Net cash provided by (used
   for) financing activities     170,275     (4,672)           -       165,603      (8,812)      (322)     (9,134)
                                --------    -------       ------     ---------    --------     ------    --------
NET (DECREASE) INCREASE IN
 CASH AND CASH EQUIVALENTS         7,987      1,469            -         9,456      (7,426)       (39)     (7,465)

CASH AND CASH EQUIVALENTS:
 Purchased Cash                      530        325            -           855           -          -           -
 Beginning of period                 467         66            -           533       7,893        105       7,998
                                --------    -------       ------     ---------    --------     ------    --------
 End of period                  $  8,984    $ 1,860            -     $  10,844    $    467     $   66    $    533
                                ========    =======       ======     =========    ========     ======    ========

                                                                                                 footnotes to follow

                            HEDSTROM CORPORATION AND SUBSIDIARIES
                            CONSOLIDATING STATEMENTS OF CASH FLOWS

                                    (In thousands)


                                                                              For the Fiscal Year
                                   For the Fiscal Year Ended July 31, 1996    Ended July 31, 1995
                                   ---------------------------------------    -------------------


                                                  Hedstrom                              Hedstrom
                                     Hedstrom     Subsidiary               Hedstrom    Subsidiary
                                    Subsidiary      Non-       Total      Subsidiary      Non-      Total
                                    Guarantors    Guarantors  Hedstrom    Guarantors   Guarantor   Hedstrom
                                   -----------    ----------  --------    ----------   ----------  --------


CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)                   $ (7,555)   $   (444)   $  (7,999)     $  1,103     $  (358)   $   745
 Depreciation and amortization          3,407           7        3,414         2,942           5      2,947
 Discontinued operations                    -           -            -         1,204                  1,204
 Deferred income tax provision
  (benefit)                            (3,808)          -       (3,808)          755           -        755
 Other                                   (145)          -         (145)          100           -        100
  Changes in assets and liabilities:
   Accounts receivable                   (817)        (75)        (892)       (1,741)       (398)    (2,139)
   Inventories                            (64)        (75)        (139)       (6,876)        (65)    (6,941)
   Prepaid expenses and other             (20)         26            6        (2,434)          6     (2,428)
   Accounts payable                    (8,012)        (11)      (8,023)        5,662          95      5,757
   Accrued expenses                        26        (184)        (158)         (455)        851        396
                                     --------    --------    ---------      --------     -------    -------
    Net cash provided by (used
    for) operating activities         (16,988)       (756)     (17,744)          260         136        396
                                     --------    --------    ---------      --------     -------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisitions of PP&E                  (6,735)         (3)      (6,738)       (2,565)         (9)    (2,574)
 Proceeds from the sale of PP&E           248           -          248             -           -          -
                                     --------    --------    ---------      --------     -------    -------
 Net cash used for investing
  activities                           (6,487)         (3)      (6,490)       (2,565)         (9)    (2,574)
                                     --------    --------    ---------      --------     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of common stock           (29,772)          -      (29,772)            -           -          -
 Redemption of preferred stock         (3,072)          -       (3,072)            -           -          -
 Proceeds from the sale of common
  stock                                29,742           -       29,742             -           -          -
 Term loan borrowings                  35,000           -       35,000             -           -          -
 Borrowings (repayments) on
  revolving line of credit             (3,162)        802       (2,360)        2,983         (84)     2,899
 Capital lease (payments) borrowings
  and other                             1,597           -        1,597             -           -          -
                                     --------    --------    ---------      --------     -------    -------
    Net cash provided by (used
    for) financing activities          30,333         802       31,135         2,983         (84)     2,899
                                     --------    --------    ---------      --------     -------    -------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                       6,858          43        6,901           678          43        721

CASH AND CASH EQUIVALENTS:
 Beginning of year                      1,035          62        1,097           357          19        376
                                     --------    --------    ---------      --------     -------    -------

 End of year                         $  7,893    $    105    $   7,998      $  1,035     $    62    $ 1,097
                                     ========    ========    =========      ========     =======    =======
                                                                          footnotes to follow

                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                                FOOTNOTES

Each domestic subsidiary of Hedstrom (the "Subsidiary Guarantors") has fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning the Subsidiary Guarantors because management has determined that such information is not material to investors.

The column "Total Hedstrom" represents the consolidated financial statements of Hedstrom Corporation and its subsidiaries. Hedstrom Corporation is Holdings' only direct subsidiary. The primary differences between the consolidated amounts of Hedstrom Corporation and the consolidated amounts included in the accompanying consolidated financial statements of Holdings are as follows:

 (a) Hedstrom Corporation's Long-Term Debt does not include a $2.5 million note payable issued by Holdings in connection with its 1995 recapitalization, and the Senior Discount Notes valued at $23.3 million at December 31, 1997.

 (b) Hedstrom Corporation's stockholder's equity included Holdings' stockholders' equity plus, as of December 31, 1997 only, $21.6 million in proceeds from the issuance of Senior Discount Notes, which proceeds were contributed as equity by Holdings to Hedstrom Corporation and the loss incurred by Holding's discontinued subsidiary Holdings II and as of both December 31, 1997 and December 31, 1996, the $2.5 million note payable described in (a) above.

 (c) Accounts payable, interest expense, income tax expense and accrued expenses do not reflect the accrued interest, interest expense and the tax benefit of accrued interest on the obligations discussed in (a) above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

MANAGEMENT

Directors and Executive Officers of Holdings and Hedstrom

The following table sets forth the age and the position of the directors and executive officers of each of Holdings and Hedstrom.

     Name            Age                 Position
---------------     -----  ----------------------------------------------------

Robert H. Elman       59   Chairman of the Board of Directors of Holdings and
                            Hedstrom
Alan B. Menkes        38   Director of Holdings and Hedstrom
Jack D. Furst         39   Director of Holdings and Hedstrom
Arnold E. Ditri       61   Director of Holdings and Hedstrom; Chief Executive
                            Officer and President of Holdings and Hedstrom
David F. Crowley      48   Chief Financial Officer of Holdings and Hedstrom
Alastair H. McKelvie  66   Executive Vice President - Operations of Hedstrom
Michael J. Johnston   50   Executive Vice President - Manufacturing of Hedstrom
Alfred C. Carosi, Jr. 50   Executive Vice President - Sales and Marketing of
                            Hedstrom
John D. Dellos        59   Vice President - Manufacturing of Hedstrom

Robert H. Elman has been the Chairman of the Board of Holdings and Hedstrom since July 1997 and has been a director of Holdings and Hedstrom since
October 1995. Mr. Elman is Chairman and Chief Executive of DESA International, Inc. ("DESA International"), a manufacturer of indoor and outdoor heating products and specialty tools. Mr. Elman has served in that capacity since March 1985 when DESA International was formed as part of the leveraged buy out of AMCA International, Inc.'s Consumer Products Division. Prior to 1985, he served as Senior Group Vice President of AMCA International with responsibilities for the Consumer, Automotive Products, Aerospace, and Food Packaging Divisions. Mr. Elman joined AMCA International in 1975 when it acquired DESA Industries, a company he assisted in forming in 1969. Prior to forming DESA Industries, Mr. Elman was employed with ITT and Singer in various management positions in the United States and Europe.

Alan B. Menkes has been a director of Holdings and Hedstrom since October 1995. Mr. Menkes is a Managing Director and Principal of Hicks Muse, having served as such since April 1996. Prior thereto, Mr. Menkes served as a Vice President of Hicks Muse. Before joining Hicks Muse in 1992, Mr. Menkes was employed by The Carlyle Group, a Washington D.C.-based private investment firm, most recently as a Senior Vice President. Mr. Menkes also serves as a director of International Home Foods, Inc., Venezuela Cable Service Holdings Ltd. and Ibero American Media Partners.

Jack D. Furst has been a director of Holdings and Hedstrom since July 1997. Mr. Furst is a Managing Director and Principal of Hicks Muse and has held such position since 1989. Prior to joining Hicks Muse, Mr. Furst was a Vice President and subsequently a Partner of Hicks & Haas, Incorporated, a Dallas-based private investment firm from 1987 to May 1989. From 1984 to 1986, Mr. Furst was a merger and acquisition/corporate finance specialist for The First Boston Corporation in New York. Mr. Furst serves on the board of directors of Omni America Holdings Corporation, International Wire Holding Company, Viasystems Group, Inc., Viasystems, Inc. and Cooperative Computing Holding Company, Inc.

Arnold E. Ditri was Chairman of the Board of Hedstrom from December 1991 until October 1995 and has been a director of Holdings and Hedstrom since October 1995. He has been President and Chief Executive Officer of Hedstrom since March 1993 and of Holdings since October 1995. Mr. Ditri served as President of Ditri Associates, Inc. from 1981 until 1994. Ditri Associates, with a number of financial partners, specialized in acquiring and building under-achieving companies. From 1984 through 1988, Ditri Associates built Eagle Industries, Inc. in partnership with Great American Management, Inc. of Chicago. From 1961 to 1981, Mr. Ditri was a management consultant with Booz Allen & Hamilton and Touche Ross & Co. He was a partner in Touche Ross from 1967 to 1981.

David F. Crowley has been Chief Financial Officer of Hedstrom since 1994 and of Holdings since October 1995. Prior to joining Hedstrom, Mr. Crowley served as Chief Financial Officer and/or Vice President of Finance for various companies owned and operated by Ditri Associates. Prior to joining Ditri Associates, from 1986 to 1990, Mr. Crowley was Treasurer of the Ring Screw Works Company in Detroit, Michigan. From 1974 to 1985, he was employed by Price Waterhouse where he was a Retail and Banking Industry Specialist and served in London, England for two years managing strategic planning and technical projects for the firm.

Alastair H. McKelvie has been Executive Vice President of Operations with Hedstrom since 1991. Mr. McKelvie has over 40 years of experience chiefly in manufacturing and general management positions covering a wide range of products, processes, and geographic locations. From 1989 to 1991, Mr. McKelvie served as Executive Vice President for various companies owned and operated by Ditri Associates. Prior to 1989, he served as Executive Vice President of Eagle Industries. From 1965 to 1982, Mr. McKelvie held a number of line and staff positions in the Singer Company including Vice President of Manufacturing in its International Group and General Manager of its two most profitable operating divisions.

Michael J. Johnston has been Executive Vice President of Manufacturing of Hedstrom since November 1997. Prior to joining Hedstrom, Mr. Johnston served as senior Vice President and General Manger Services Company for Philips Consumer Electronics from 1994 to 1997. From 1991 to 1994, he was Vice President of Manufacturing for Black & Decker Household Products Group. From 1989 to 1991, Mr. Johnston was Senior Vice President and General Manger of Danly Die Set, a division of Connell Ltd. Partnership. From 1970 to 1989, he served in various manufacturing-related positions with General Electric Co.

Alfred A. Carosi, Jr. has been Executive Vice President of Sales and Marketing with Hedstrom since December 1996. In this position he is also responsible for corporate product development. Prior to joining Hedstrom, Mr. Carosi was Senior Vice President of Marketing and Marketing Services for the Parker Brothers Division of Hasbro, Inc. from 1991 to 1995. From 1990 to 1991, he was Vice President of Children's and Family Programs at NBC. Before joining NBC, Mr. Carosi served as Senior Vice President of Marketing and Marketing Services for Hasbro, Inc. from 1989 to 1990 and for Hasbro's Playskool Division from 1987 to 1988. Prior to 1987, Mr. Carosi worked in various marketing-related capacities for Procter and Gamble, Sara Lee Corp. and Anheuser Busch, Inc.

John D. Dellos was Executive Vice President of Operations with Hedstrom from 1994 to November 1997 and now serves as Vice President-Manufacturing. Previous to joining Hedstrom, Mr. Dellos was Senior Vice President of Manufacturing of P.P.M. Cranes, Inc. in Conway, South Carolina from 1990 to 1993. Prior to that, Mr. Dellos was employed as General Manager of Manufacturing from 1986 to 1989 by Komatsu America Manufacturing Company located in Chattanooga, Tennessee. Before joining Komatsu, Mr. Dellos served in several capacities for a division of Dresser Industries in Galion, Ohio from 1974 to 1985. From 1959 to 1973, Mr. Dellos worked for Deere and Company in various positions.

Item 11.         Executive Compensation

Summary Compensation Table

The following table sets forth the compensation awarded to or earned by the President and Chief Executive Officer of Hedstrom and each other executive officer of Hedstrom whose total annual salary and bonus for the year ended December 31, 1997 was in excess of $100,000 (the "Named Executive Officers"). Fiscal year 1997 represents the fiscal year ended December 31, 1997. Fiscal year 1996 and 1995 represent the twelve months ended July 31, 1996 and 1995, respectively.

                                                                  Long Term
                                                                Compensation
                                                         ---------------------------
                                 Annual Compensation      Securities    All Other
    Name and           Fiscal -------------------------   Underlying    Compensation
Principal Position      Year  Salary ($)(1) Bonus ($)(2)  Options(#)(3)  ($)(4)
-------------------    ------ ------------- ------------  ------------- ------------
Arnold E. Ditri          1997    $340,000       $197,500       456,446  $  3,791
 President and Chief     1996     333,938              -       543,544     3,205
 Executive Officer       1995     210,502              -             -         -

David F. Crowley (5)     1997     121,900         48,760        28,233       251
 Chief Financial         1996     107,705              -       271,777       270
 Officer                 1995     102,937         13,237             -         -

John D. Dellos           1997     187,155         61,695             -       855
 Vice President          1996     102,322              -       271,777    50,790
 Manufacturing           1995     143,863         22,113             -       630

Alfred A. Carosi,Jr.(6)  1997     220,644         90,000       200,000    39,774
 Executive Vice          1996      17,917              -             -         -
 President Sales and     1995           -              -             -         -
 Marketing

Alastair H. McKelvie(7)  1997      90,000         36,000        28,333     1,008
 Executive Vice          1996      82,500              -       271,777         -
 President Operations    1995           -              -             -         -

(1) Includes the following amounts deferred by Messrs., Ditri, Dellos and Carosi, respectively, pursuant to the Company's Savings Plan for the following fiscal years: 1997, $18,837, $7,528 and $10,014; 1996,
$15,766, $7,901 and $0; 1995, $10,262, $8,184 and $0.

(2) Amount includes bonuses accrued during each fiscal year but paid shortly thereafter.

(3) All stock option grants were made pursuant to the Company's 1995 and 1997 Stock Option Plans.

(4) Represents premiums paid by the Company under a group term life insurance plan, the reimbursement of Mr. Carosi's relocation expenses in 1997 and the reimbursement of Mr. Dellos' relocation expenses in 1996.

(5) Mr. Crowley was named Chief Financial Officer of the Company effective November, 1994.

(6) Mr. Carosi was named Executive Vice President of Sales and Marketing of the Company effective December, 1996.

(7) Mr. McKelvie was named Executive Vice President of Operations effective September, 1997.

The following table summarizes option grants made during the year ended December 31, 1997 to the Named Executive Officers.

Option Grant Table
                        Option Grants in Last Fiscal Year

                                                                     Potential
                                                                  Realizable Value
                                                                     at Assumed
                       Number    Percent                            Annual Rates
                         of        of                              of Stock Price
                     Securities   Total   Excercise               Appreciation for
                     Underlying  Options     or                     Option Term
                      Options   Employees   Base                --------------------
                      Granted    During     Price   Expiration
                        (1)       Year     ($/sh)      Date          5%        10%
                     ---------- --------- --------- ----------  ---------   --------
Arnold E. Ditri       456,446     25.8%    $ 1.25      12/07     $358,821   $909,322
David F. Crowley       28,233      1.6%    $ 1.25      12/07       22,194     56,245
Alfred A. Carosi, Jr. 200,000     11.3%    $ 1.25      12/07      157,224    398,436
Alastair H. McKelvie   28,233      1.6%    $ 1.25      12/07       22,194     56,245

_________

(1) The options to purchase Holdings Common Stock were granted under the Hedstrom Holdings, Inc. 1997 Stock Option Plan (the "1997 Option Plan") and become exercisable in three equal annual installments commencing on the first anniversary of the date of grant.

(2) The potential realizable value portion of the foregoing table illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compound rates of appreciation of Holdings Common Stock over the term of the options. These amounts represent certain assumed rates of appreciation only, assuming a fair market value on the date of grant of $1.25 per share. Because Holdings Common Stock is privately-held, Hedstrom assumed a per share fair market value on the date of grant of the foregoing options equal to $1.25 per share based on the per share price paid by Hicks Muse and its affiliates in connection with the Acquisition. Actual gains on the exercise of options are dependent on the future performance of Holdings Common Stock. There can be no assurance that the potential values reflected in this table will be achieved. All amounts have been rounded to the nearest whole dollar amount.

The following table summarizes the value of options to acquire Holdings Common Stock held by the Named Executive Officers as of December 31, 1997.

Option Exercises and Year-End Option Value Table

            Aggregated Option Exercises in Last Fiscal Year and
                     Fiscal Year End Option Values(1)

                       Number of Securities         Value of Unexercised
                      Underlying Unexercised          In-the-Money
                            Options at                  Options at
                        December 31, 1997           December 31, 1997(2)
                    ---------------------------   --------------------------

                    Exercisable   Unexercisable   Exercisable  Unexercisable
                    -----------   -------------   -----------  -------------

Arnold E. Ditri        362,363      637,627        $90,591      $45,296
David F. Crowley       181,185      118,825         45,296       22,648
John D. Dellos         181,185       90,592         45,296       22,648
Alfred A. Carosi, Jr.   66,667      333,333         16,667       33,333
Alastair H. McKelvie   181,185      118,825         45,296       22,648

__________

(1) No options were exercised by a Named Executive Officer in 1997.

(2) Assumes a fair market value of $1.25 per share. Because Holdings Common Stock is privately-held, for purposes of the calculation of the value of unexercised options as of December 31, 1997, Hedstrom has assumed a per share fair market value for Holdings Common Stock equal to the per share price paid by Hicks Muse and its affiliates in connection with the Acquisition.

Item 12. Security Ownership of Certain Beneficial Owners and Management

STOCK OWNERSHIP AND CERTAIN TRANSACTIONS

Stock Ownership

All of the issued and outstanding capital stock of Hedstrom is owned by Holdings. The following table sets forth certain information regarding the beneficial ownership of the outstanding Holdings Common Stock by each person who is known by Holdings to beneficially own more than 5% of the Holdings Common Stock and by the directors of Holdings and the Named Executive Officers, individually, and by the directors and executive officers of Holdings as a group as of March 23, 1998.

                                             Shares of Holdings
                                               Common Stock
                                             Beneficially Owned
                                      ----------------------------------------

                 Name                 Number of Shares        Percent of Class
       -----------------------------  ----------------        ----------------

       5% Stockholders

       HM Parties(1)                       56,030,600              82.8%
       c/o Hicks, Muse, Tate & Furst
       Incorporated  200 Crescent
       Court, Suite 1600
       Dallas, Texas 75201

       Officers and Directors

       Robert H. Elman                      1,625,000               2.4%
       Alan B. Menkes (1)(2)               55,385,370              81.9%
       Jack D. Furst (1)(3)                55,451,640              82.0%
       Arnold E. Ditri (4)                  4,268,663               6.3%
       David E. Crowley (5)                   212,764                 *
       John N. Dellos (6)                     260,132                 *
       Alastair H. McKelvie (7)             1,974,885               3.0%
       Alfred C. Carosi, Jr. (8)               66,667                 *
       All executive officers and
        directors as a group (9
        persons)                           63,896,121              93.1%

__________
* Represents less than 1%

(1) Includes (i) 23,829,000 shares owned of record by HM Fund II, a limited partnership of which the sole general partner is HM2/GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse GP Partners, L.P., a limited partnership of which the sole general partner is Hicks, Muse, Tate & Furst Fund II Incorporated, a corporation affiliated with Hicks Muse; (ii) 31,520,000 shares of Non-Voting Common Stock owned of record by HM Fund II which are convertible into shares of Holdings Common Stock, on a one-for-one basis, at the option of HM Fund II, (iii) 479,400 shares owned of record by Thomas O. Hicks; and (iv) 202,200 shares owned of record by four children's trusts of which Mr. Hicks serves as trustee. Mr. Hicks is a controlling stockholder of Hicks Muse and serves as Chairman of the Board, Chief Executive Officer and Secretary of Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Holdings Common Stock held by HM Fund II. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence D. Stuart, Jr. Alan B. Menkes, and Michael J. Levitt are officers, directors and minority stockholders of Hicks Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of Holdings Common Stock held by HM Fund II. Each of Messrs. Hicks, Muse, Tate, Furst, Stuart, Menkes and Levitt disclaims the existence of a group and disclaims beneficial ownership of Holdings Common Stock not respectively owned of record by him.

(2) Includes 36,370 shares owned of record by Mr. Menkes.

(3) Includes (i) 36,078 shares owned of record by Mr. Furst and (ii) 66,562 shares owned of record by a family trust of which Mr. Furst serves as trustee. Mr. Furst disclaims beneficial ownership of shares not owned of record by him.

(4) Includes (i) 3,106,300 shares owned of record by Mr. Ditri, (ii)
800,000 shares owned of record by certain members of Mr. Ditri's family, and
(iii) 362,363 shares subject to options that are exercisable within 60 days. Mr. Ditri disclaims beneficial ownership of shares not owned of record by him.

(5) Includes (i) 31,579 shares owned of record by Mr. Crowley and (ii) 181,185 shares subject to options that are exercisable within 60 days.

(6) Includes (i) 78,947 shares owned of record by Mr. Dellos and (ii) 181,185 shares subject to options that are exercisable within 60 days.

(7) Includes (i) 1,793,700 shares owned of record by Mr. McKelvie and (ii) 181,185 shares subject to options that are exercisable within 60 days.

(8) Consists of shares subject to options that are exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions

Certain Transactions

Monitoring and Oversight Agreement

On October 27, 1995, Holdings and Hedstrom entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), pursuant to which they pay Hicks Muse Partners an annual fee (initially $175,000) for oversight and monitoring services to Holdings and Hedstrom. The annual fee is adjustable each July 31st to an amount equal to 0.1% of the consolidated net sales of Hedstrom during the previous twelve months, but in no event less than $175,000. Messrs. Furst and Menkes, directors of Holdings and Hedstrom, are each principals of Hicks Muse Partners. In addition, Holdings and Hedstrom have agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers and controlling persons, if any, and, agents and employees of Hicks Muse Partners or any of its affiliates from and against all claims, liabilities, losses, damages, and expenses, including legal fees, arising out of or in connection with the services rendered by Hicks Muse Partners in connection with the Monitoring and Oversight Agreement.

The Monitoring and Oversight Agreement makes available the resources of Hicks Muse Partners concerning a variety of financial and operational matters. The services that have been and will continue to be provided by Hicks Muse Partners could not otherwise be obtained by Holdings and Hedstrom without the addition of personnel or the engagement of outside professional advisors. In management's opinion, the fees provided for under this agreement reasonably reflect the benefits received and to be received by Holdings and Hedstrom.

Financial Advisory Agreement

On October 27, 1995, Holdings and Hedstrom entered into a ten-year agreement (the "Financial Advisory Agreement") with HM2/Management Partners, L.P. ("HM2"), pursuant to which they paid HM2 a cash financial advisory fee of approximately $1.175 million as compensation for its services as financial advisor in connection with the acquisition of Holdings and Hedstrom by Hicks Muse. HM2 also will be entitled to receive a fee equal to 1.5% of the transaction value (as defined) for each add-on transaction (as defined) in which Hedstrom is involved. The term "transaction value" means the total value of any add-on transaction (excluding any fees payable pursuant to the Financial Advisory Agreement in connection with such add-on transaction) including the amount of any indebtedness, preferred stock or similar items assumed (or remaining outstanding). The term "add-on transaction" means any future proposal for a tender offer, acquisition, sale, merger, exchange offer, recapitalization, restructuring, or other similar transaction directly or indirectly involving Holdings, Hedstrom, or any of their respective subsidiaries, and any other person or entity. In connection with the Acquisition, Holdings and Hedstrom paid HM2 a cash financial advisory fee under the Financial Advisory Agreement of approximately $3 million as compensation for its services as financial advisor in connection with the Acquisition.

Messrs. Furst and Menkes, directors of Holdings and Hedstrom, are each principals of HM2. In addition, Holdings and Hedstrom have agreed to indemnify HM2, its affiliates and their respective directors, officers and controlling persons, if any, and agents and employees of HM2 from and against all claims, liabilities, losses, damages, and expenses, including legal fees, arising out of or in connection with the services rendered by HM2 in connection with the Financial Advisory Agreement. The Financial Advisory Agreement makes available the resources of HM2 concerning a variety of financial matters. The services that have been and will continue to be provided by HM2 could not otherwise be obtained by Holdings and Hedstrom without the addition of personnel or the engagement of outside professional advisors. In management's opinion, the fees provided for under this agreement reasonably reflect the benefits received and to be received by Holdings and Hedstrom.

Stockholders Agreement

The investors who purchased or received Holdings Common Stock in connection with or subsequent to the acquisition of Holdings and Hedstrom by Hicks Muse and its affiliates have entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement grants preemptive rights and certain piggy-back registration rights to the parties thereto and contains provisions requiring the parties thereto to sell their shares of Holdings Common Stock in connection with certain sales of Holdings Common Stock by HM Fund II ("drag-along rights") and grants the parties thereto other than HM Fund II the right to include a portion of their shares of Holdings Common Stock in certain sales in which HM Fund II does not exercise its drag-along rights ("tag-along rights"). The Stockholders Agreement terminates on its tenth anniversary date, although the preemptive rights, drag-along rights and tag-along rights contained therein will terminate earlier upon the consummation of a registered underwritten public offering of Holdings Common Stock by Holdings.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements

	Report of Independent Accountants

	Consolidated Income Statements for the Fiscal Year Ended December 31, 1997, for the Five Months Ended December 31, 1996 and for the Fiscal Years Ended July 31, 1996 and 1995.

	Consolidated Balance Sheets as of December 31, 1997 and 1996

	Consolidated Statements of Cash Flows for the Fiscal Year Ended December 31, 1997, for the Five Months Ended December 31, 1996 and for the Fiscal Years Ended July 31, 1996 and 1995.

	Consolidated Statements of Stockholders' Equity for the Fiscal Year Ended December 31, 1997, for the Five Months Ended December 31, 1996 and for the Fiscal Years Ended July 31, 1996 and 1995.

	Notes to Consolidated Financial Statements

     (2) Financial Statement Schedule

	Schedule IX - Valuation and Qualifying Accounts and Reserves

	All other schedules have been omitted because they are not applicable or are not required, or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

     (3) Exhibits
                                   Description of Exhibits

(1)     2.1     - Agreement and Plan of Merger, dated as of April 10, 1997, among Hedstrom Corporation, HC Acquisition Corp. and ERO,
                  Inc.

(1)	3.1	- Restated Certificate of Incorporation of Hedstrom Holdings,
                  Inc., as filed with the Secretary of State of the State of Delaware on October 27, 1995.

(1)     3.2     - Certificate of Amendment of Restated Certificate of
                  Incorporation of Hedstrom Holdings, Inc., as filed with the Secretary of State of the State of Delaware on June 6, 1997.

(1)	3.3	- Restated Bylaws of Hedstrom Holdings, Inc.

(1)	3.4	- Certificate of Incorporation of New Hedstrom Corp., as filed with the Secretary of State of the State of Delaware on November 20, 1990.

(1)	3.5	- Certificate of Amendment of the Certificate of Incorporation
                  of New Hedstrom Corp., as filed with the Secretary of State of the State of Delaware on January 14, 1991.

(1)	3.6	- By-Laws of Hedstrom Corporation.

(1)	3.7	- Amended and Restated Certificate of Incorporation of ERO,
                  Inc., as filed as Annex A to that certain Certificate of Ownership and & Merger filed with the Secretary of State of the State of Delaware on June 12, 1997 merging HC Acquisition Corp. with and into ERO, Inc.

(1)	3.8	- Amended and Restated Bylaws of ERO, Inc.

(1)	3.9	- Certificate of Incorporation of ERO Industries, Inc., as
                  filed as Annex A to that certain Certificate of Merger filed with the Secretary of State of the State of Delaware on July 15, 1988 merging GTC Leisure, Inc. with and into ERO Industries, Inc.

(1)	3.10	- By-Laws of ERO Industries, Inc.

(1)	3.11	- Articles of Incorporation of ERO Marketing, Inc., as filed with the Secretary of State of the State of Illinois on January 21, 1992.

(1)	3.12	- Bylaws of ERO Marketing, Inc.

(1)	3.13	- Certificate of Incorporation of Priss Prints Acquisition
                  Corp., as filed with the Secretary of State of the State of Delaware on September 19, 1986.

(1)	3.14	- Certificate of Amendment of Certificate of Incorporation
                  of Priss Prints Acquisition Corp., as filed with the Secretary of State of the State of Delaware on November 5, 1986.

(1)	3.15	- By-Laws of Priss Prints, Inc.

(1)     3.16    - Certificate of Incorporation of Impact, Inc., as filed with the Secretary of State of the State of Delaware on November 3, 1993.

(1)	3.17	- By-Laws of Impact, Inc.

(1)	3.18	- Certificate of Incorporation of ERO Canada, Inc., as filed with the Secretary of State of the State of Delaware on August 3, 1994.

(1)	3.19	- By-Laws of ERO Canada, Inc.

(1)	3.20	- Certificate of Incorporation of ERO NY Acquisition, Inc.,
                  as filed with the Secretary of State of the State of Delaware on October 12,1995.


(1)	3.21	- Certificate of Amendment of Certificate of Incorporation
                  of ERO NY Acquisition, Inc., as filed with the Secretary of State of the State of Delaware on January 23, 1996.

(1)	3.22	- By-Laws of Amav Industries, Inc.

(1)	4.1	- Indenture, dated as of June 1, 1997, among Hedstrom
                  Corporation, Hedstrom Holdings, Inc., the Subsidiary Guarantors identified on the signature pages thereto and IBJ Schroder Bank & Trust Company, as Trustee.

(1)	4.2	- Form of Old Senior Subordinated Note.

(1)	4.3	- Form of New Senior Subordinated Note.

(1)	4.4	- Indenture, dated as of June 1, 1997, among Hedstrom
                  Holdings, Inc. and United States Trust Company of New York, as Trustee.

(1)	4.5	- Form of Old Discount Note.

(1)	4.6	- Form of New Discount Note.

(1)	4.7	- [Intentionally Omitted]

(1)	4.8	- Registration Rights Agreement, dated as of June 9, 1997,
                  among Hedstrom Corporation and Hedstrom Holdings, Inc., as Issuers, and Credit Suisse First Boston Corporation, Societe Generale Securities Corporation and UBS Securities LLC, as Initial Purchasers.

(1)	4.9	- Common Stock Registration Rights Agreement, dated as of
                  June 9, 1997, among Hedstrom Holdings, Inc. and Credit Suisse First Boston Corporation, Societe Generale Securities Corporation and UBS Securities LLC, as Initial Purchasers.

(1)	10.1	- Credit Agreement, dated as of June 12, 1997, among Hedstrom
                  Corporation, Hedstrom Holdings, Inc., the Lenders from time to time parties thereto, Societe Generale, as Documentation Agent, UBS Securities LLC, as Syndication Agent, and Credit Suisse First Boston Corporation, as Administrative Agent.

(1)	10.2	- Form of Tranche A Note.

(1)	10.3	- Form of Tranche B Note.

(1)	10.4	- Form of Revolving Credit Note.

(1)	10.5	- Form of Swing Line Note.

(1)	10.6	- Master Guarantee and Collateral Agreement, dated as of June
                  12, 1997, made by

(1)	10.7	- Open  End  Mortgage,  dated  as  of  June  12,  1997,  from
                  Hedstrom Corporation, as Mortgagor, to Credit Suisse First Boston Corporation, as Mortgagee.

(1)	10.8	- Open End Mortgage and Security Agreement, dated as of June
                  12, 1997, from Hedstrom Corporation, as Mortgagor, to Credit Suisse Corporation, as Mortgagee.

(1)     10.9    - Deed and Security Agreement, dated as of June 12, 1997, from
                  ERO Industries, Inc., as Grantor, to Credit Suisse First Boston Corporation, as Grantee.

(1)	10.10	- Mortgage of Shares, dated as of June 12, 1997, between
                  Hedstrom Corporation, as Chargor, and Credit Suisse First Boston, as Administrative Agent.

(1)	10.11	- Mortgage of Shares, dated as of June 12, 1997, between Amav
                  Industries, Inc., as Chargor, and Credit Suisse First Boston, as Administrative Agent.

(1)	10.12	- Stockholders Agreement, dated as of October 27, 1995, among
                  Hedstrom Holdings and the holders listed on the signature pages thereof.

(1)	10.13	- First Amendment to Stockholders Agreement, dated as of June
                  1, 1997, between Hedstrom Holdings, Inc. and Hicks, Muse, Tate & Furst Equity Fund II, L.P.

(1)	10.14	- Form of Subordinated Note issued by Hedstrom Holdings, Inc.

(1)	10.15	- Amendment and Waiver, dated as of June 12, 1997, between
                  Hedstrom Holdings, Inc. and Alan Plotkin, as Holder Representative, regarding the Subordinated Notes of Hedstrom Holdings, Inc.

(1)	10.16	- Form of Promissory Note (Series A) issued by Hedstrom
                  Holdings, Inc.

(1)	10.17 	- Amendment and  Waiver,  dated  as  of  June  12,  1997,
                  between Hedstrom Holdings, Inc. and Alan Plotkin, as Holder Representative, regarding the Promissory Notes (Series A) of Hedstrom Holdings, Inc.

(1)	10.18	- Form of Promissory Note (Series B) issued by Hedstrom
                  Holdings, Inc.

(1)	10.19	- Amendment and Waiver, dated as of June 12, 1997, between
                  Hedstrom Holdings, Inc. and Alan Plotkin, as Holder Representative, regarding the Promissory Notes (Series B) of Hedstrom Holdings, Inc.

(1)     10.20   - Executive Employment Agreement, dated as of October 27,
                  1995, among Hedstrom Holdings, Inc., Hedstrom Corporation and Arnold E. Ditri.

(1)	10.21	- Executive Employment Agreement, dated as of October 27,
                  1995, between Hedstrom Corporation and Alastair McKelvie.

(1)	10.22	- Monitoring and Oversight Agreement, dated as of October 27,
                  1995, among Hedstrom Holdings, Inc., Hedstrom Corporation and Hicks, Muse & Co. Partners, L.P.

(1)	10.23	- Financial Advisory Agreement, dated as of October 27, 1995, among Hedstrom Holdings, Inc., Hedstrom Corporation and HM2/Management Partners, L.P.

(1)	10.24	- Hedstrom Holdings, Inc. 1995 Stock Option Plan.

(2)	10.25	- The Third Restatement of ERO Industries, Inc. Retirement
                  Income Plan (401(k)).

	10.26	- The Hedstrom Corporation Tax Sheltered Savings Plan
                  (401(k)).

	10.27	- 1997 Hedstrom Holdings, Inc. Stock Option Plan.

	10.28	- Amendment Number One, dated November 11, 1997, and Amendment
                  Number Two, dated December 19, 1997, to the Credit Agreement, dated as of June 12, 1997, among Hedstrom Corporation, Hedstrom Holdings, Inc., the financial institutions party thereto and Credit Suisse First Boston, as agent.

	10.29	- Specimen and listing of all license agreements between
                  Disney Enterprises, Inc. and Hedstrom Corporation and its Subsidiaries.

(3)	10.30	- Second Amendment to the Third Restatement of ERO Industries,
                  Inc. Retirement Income Plan (401(k)).

	11.1	- Computation of Earnings Per Share.

(1)	21.1	- Subsidiaries of the Company.

	23.1	- Consent of Arthur Andersen LLP, independent auditors.
____________

(1)	Incorporated by reference to the respective exhibit to Holdings' and
        Hedstrom's Registration Statement on Form S-1 (File Nos. 333-32385-05 and 333-32385).

(2)	Incorporated by reference to ERO, Inc.'s Report on Form 10-K (File
        No. 0-19942) for the fiscal year ended December 31, 1993.

(3)	Incorporated by reference to ERO, Inc.'s Report on Form 10-K (File
        No. 0-19942) for the fiscal year December 31, 1996.

(b)	Reports on Form 8-K

	No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                    SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mount Prospect, State of Illinois, on the 23rd day of March, 1998.


                                      HEDSTROM HOLDINGS, INC.
                                      HEDSTROM CORPORATION

                                      By:     /s/ ARNOLD E. DITRI
                                          Arnold E. Ditri
                                  President and Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signature              Title                            Date

/s/  ROBERT H. ELMAN    Chairman of the Board of Directors  March 23, 1998
---------------------   Directors of the Co-Registrants
     Robert H. Elman    listed above


/s/  ARNOLD E. DITRI    President, Chief Executive Officer  March 23, 1998
---------------------   and Director of the Co-Registrants
     Arnold E. Ditri    listed above
                        (Principal Executive Officer)


/s/  DAVID F. CROWLEY   Chief Financial Officer of the      March 23, 1998
---------------------   Co-Registrants listed above
     David F. Crowley   (Principal Financial and
                        Accounting Officer)


/s/  ALAN B. MENKES     Director of the Co-Registrants      March 23, 1998
---------------------   listed above
     Alan B. Menkes

/s/  JACK D. FURST      Director of the Co-Registrants      March 23, 1998
---------------------    listed above
     Jack D. Furst

                         Hedstrom Holdings, Inc.
                             Schedule IX
               Valuation and Qualifying Accounts and Reserves
             As of and for the Fiscal Year Ended December 31, 1997
         and as of and for the Fiscal Years Ended July 31, 1996 and 1995


                                                     Additions                    Deletions
                                              -------------------------    -----------------------

                                                                                        Foreign
                                 Balance at   Charged to     Charged                    Currency       Balance
                                 Beginning    Costs and      to Other        Write-    Translation     at End
                                  of Year     Expenses       Accounts         offs     Adjustment      of Year
                                 ----------   ----------    -----------   -----------  -----------  ------------
1997
Allowance for doubtful accounts  $  505,000   $1,258,000    $ 751,000(1)  $ (196,000)   $(21,000)    $2,297,000
Accumulated amortization of
 goodwill                                 -    2,384,000            -              -           -      2,384,000
Amortization of deferred
 financing fees                           -    3,246,000            -              -           -      3,246,000
Accumulated amortization of
 deferred charges                   747,000      882,000            -              -           -      1,629,000

1996

Allowance for doubtful accounts  $  405,000   $   76,000            -      $ (39,000)   $ (1,000)    $  441,000
Accumulated amortization of
 deferred charges                 2,907,000      520,000            -     (3,030,000)(2)       -        397,000

 1995

Allowance for doubtful accounts  $  305,000   $  224,000    $(124,000)             -           -     $  405,000
Accumulated amortization of
 deferred charges                 2,325,000      582,000            -              -           -      2,907,000

(1) Represents reserve established on the opening balance sheet pursuant to the ERO, Inc. acquisition.

(2) Represents a write-off in connection with the Company's 1995
Recapitalization.