Form 10-Q
period 1998-03-31
HEDSTROM HOLDINGS INC
filed 1998-05-15
CIK 1042422

FORM 10-Q

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON,  D.C.  20549

                          QUARTERLY REPORT
                 PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

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

Yes __X__                       No ____

At May 14, 1998, there were outstanding: (i) 36,142,883 shares of the Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc., (ii) 31,520,000 shares of the Non-Voting Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc. and (iii) 10 shares of the Common Stock, par value $.01 per share, of Hedstrom Corporation.

                       HEDSTROM HOLDINGS, INC.

                        HEDSTROM CORPORATION

                              FORM 10-Q

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                          TABLE OF CONTENTS

                                                           Page
                                                          Number

            PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Balance Sheets
      As of March 31, 1998 and December 31, 1997

    Consolidated Income Statements
      Three months ended March 31, 1998 and 1997

    Consolidated Statements of Cash Flows
      Three months ended March 31, 1998 and 1997

    Consolidated Statement of Stockholders' Equity
      As of and for the three months ended March 31, 1998

    Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

             PART II  OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signature

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                               HEDSTROM HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)

                                                                          March 31,         December 31,
                                                                            1998                1997
                                                                         ----------         -----------
                                                                            (unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                            $  3,748            $ 10,844
     Trade accounts receivable, net of
       allowance for doubtful accounts                                      84,464              82,702
      Inventories                                                           51,637              47,464
      Deferred income taxes                                                  7,128               7,045
      Prepaid expenses and other current assets                              4,746               4,801
                                                                          --------            --------
TOTAL CURRENT ASSETS                                                       151,723             152,856
                                                                          --------            --------
PROPERTY, PLANT AND EQUIPMENT, at cost,
   net of accumulated depreciation                                          43,913              42,823
                                                                          --------            --------
OTHER ASSETS:
    Deferred charges, net of accumulated amortization                       17,876              18,861
    Goodwill, net of accumulated amortization                              160,958             161,176
    Deferred income taxes                                                    9,959              10,057
                                                                          --------            --------
TOTAL OTHER ASSETS                                                         188,793             190,094
                                                                          --------            --------
TOTAL ASSETS                                                              $384,429            $385,773
                                                                          ========            ========

                               HEDSTROM HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)

                                                                          March 31,         December 31,
                                                                            1998                1997
                                                                         ----------         -----------
                                                                         (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                                             $ 37,500            $ 35,500
     Current portion of long-term debt and capital leases                   10,128               9,222
     Accounts payable                                                       31,396              23,381
     Accrued expenses                                                       16,980              25,824
                                                                          --------            --------
TOTAL CURRENT LIABILITIES                                                   96,004              93,927
                                                                          --------            --------
LONG-TERM DEBT:
     Senior Subordinated Notes                                             110,000             110,000
     Senior Discount Notes                                                  24,080              23,288
     Term Loans                                                            100,250             104,375
     Notes payable to related parties                                        2,500               2,500
     Capital leases                                                          1,535               1,605
     Other                                                                   2,777               2,914
                                                                          --------            --------
TOTAL LONG-TERM DEBT                                                       241,142             244,682
                                                                          --------            --------
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 10,000,000
      shares authorized, no shares issued and outstanding                                                                   -
     Common stock, $0.01 par value, 100,000,000 shares
      authorized, 36,142,883 and 36,142,883 shares
      issued and outstanding, respectively                                     361                 361
     Non-voting common stock, $0.01 par value, 40,000,000 shares authorized, 31,520,000 and 31,520,000 issued and outstanding,
      respectively                                                             315                 315
     Additional paid-in capital                                             51,553              51,553
     Foreign currency translation adjustment                                  (400)               (778)
     Accumulated deficit                                                    (4,546)             (4,287)
                                                                          --------            --------
TOTAL STOCKHOLDERS' EQUITY                                                  47,283              47,164
                                                                          --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $384,429            $385,773
                                                                          ========            ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HEDSTROM HOLDINGS, INC.
                      CONSOLIDATED INCOME STATEMENTS
                   (In thousands, except per share data)
                                  (Unaudited)

                                               For the three months ended March 31,
                                               ------------------------------------
                                                      1998               1997
                                                      ----               ----
Net sales                                           $78,389            $47,937

Cost of sales                                        56,325             34,541
                                                    -------            -------

Gross profit                                         22,064             13,396

Selling, general and administrative expense          14,815              6,788
                                                    -------            -------

Operating income                                      7,249              6,608

Interest expense                                      7,688              1,535
                                                    -------            -------

Income (loss) before income taxes                      (439)             5,073

Income tax expense                                     (180)             1,857
                                                    -------            -------

Net income (loss)                                   $  (259)           $ 3,216
                                                    =======            =======

Basic earnings (loss) per share:

  Net income (loss) per share                        ($0.00)             $0.10

  Weighted average number of common shares

    outstanding (in thousands)                       67,663             32,941



Diluted earnings (loss) per share:

  Net income (loss) per share                        ($0.00)             $0.10

  Weighted average number of common shares

    outstanding (in thousands)                       69,010             33,416


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 HEDSTROM HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                      (Unaudited)

                                                            For the three months ended March 31,
                                                            -----------------------------------
                                                                  1998              1997
                                                                  ----              ----
Cash flows from operating activities:
  Net income (loss)                                            $  (259)            $3,216
  Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:
      Depreciation of property, plant and equipment and
        amortization of goodwill and deferred charge             3,354              1,481
      Amortization of deferred financing fees                    1,539                  -
      Deferred income tax provision                                 15              1,867
      Changes in current assets and current liabilities,
        net of acquisitions:
           Accounts receivable                                  (1,120)           (33,297)
           Inventories                                          (3,527)             1,601
           Prepaid expenses and other current assets                55               (591)
           Accounts payable                                      8,015              7,472
           Accrued expenses                                     (5,433)             2,175
                                                               -------            -------
Net cash provided by (used for) operating activities             2,639            (16,076)
                                                               -------            -------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment                 (1,772)            (1,022)
  Acquisition of ERO, Inc.                                      (3,037)                 -
  Other acquisitions                                            (3,500)                 -
                                                               -------            -------
Net cash used for investing activities                          (8,309)            (1,022)
                                                               -------            -------
Cash flows from financing activities:
  Principal payments on Term Loans                              (3,125)                 -
  Borrowings on Revolving Credit Facility, net                   2,000             17,200
  Other                                                           (301)                88
                                                               -------            -------
Net cash provided by (used for) financing activities            (1,426)            17,288
                                                               -------            -------
Net increase (decrease) in cash and cash equivalents            (7,096)               190

Cash and cash equivalents:
  Beginning of period                                           10,844                533
                                                               -------            -------
  End of period                                                $ 3,748            $   723
                                                               =======            =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HEDSTROM HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (In thousands, except shares)
                              (Unaudited)


                                            Common Stock                       Foreign
                                            ------------          Additional   Currency
                                                            Par    Paid-In    Translation  Accumulated
                                              Shares       Value   Capital    Adjustment     Deficit    Total
                                             ----------   ------   -------    -----------  -----------  -----
Balance at December 31, 1997                 67,662,883   $ 676    $51,553     $ (778)       $(4,287)  $47,164
 Foreign currency translation adjustment            -        -          -         378             -        378
 Net income                                         -        -          -          -            (259)     (259)
                                             ----------   -----    -------     ------        -------   -------
Balance at March 31, 1998                    67,662,883   $ 676    $51,553     $ (400)       $(4,546)  $47,283
                                             ==========   =====    =======     ======        =======   =======

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

NOTE 2 - ACQUISITION OF ERO, INC.:

On April 10, 1997, Hedstrom and HC Acquisition Corp., a wholly owned subsidiary of Hedstrom, entered into an Agreement and Plan of Merger (the "Merger Agreement") with ERO to acquire ERO for a total enterprise value of approximately $200 million. Pursuant to the Merger Agreement, HC Acquisition Corp. commenced and, on June 12,
1997, consummated a tender offer for all of the outstanding shares of the common stock of ERO at a purchase price of $11.25 per share
(the "Tender Offer"). The Company also assumed a purchase price contingency related to ERO, Inc.'s acquisition of Amav in October of 1995. The contingency included an additional $3.0 million of purchase price contingent upon achievement of certain conditions. As those conditions were met as of December 31, 1997, the Company accrued a liability for the contingency against goodwill. This was reflected in accrued expenses in the consolidated balance sheet as of December 31, 1997. The payment was made in March 1998. Upon consummation of the Tender Offer, (i) HC Acquisition Corp. was merged with and into ERO (the "Merger") with ERO surviving the Merger as a wholly owned subsidiary of Hedstrom, (ii) certain of ERO's outstanding indebtedness was refinanced by Hedstrom (the "ERO Refinancing") and (ii) Hedstrom refinanced (the "Hedstrom Refinancing") its existing revolving credit facility and term loan facility. The Merger, the Tender Offer, the ERO Refinancing and the Hedstrom Refinancing are collectively referred to herein as the "Acquisition".

Holdings and Hedstrom required approximately $301.1 million in cash to consummate the Acquisition, including approximately (i)
$122.6 million paid in connection with the Tender Offer and the Merger, (ii) $82.6 million paid in connection with the ERO Refinancing,
(iii) $74.9 million paid in connection with the Hedstrom Refinancing and (iv) $21.0 million incurred in respect of fees and expenses. The funds required to consummate the Acquisition were provided by (i) $75.0 million of term loans under a new six-year senior secured term loan facility (the "Tranche A Term Loan Facility"), (ii) $35.0 million of term loans under a new eight-year senior secured term loan facility (the "Tranche B Term Loan Facility" and, together with the Tranche A Term Loan Facility, the "Term Loan Facilities"), (iii) $16.1 million of borrowings under a new $70.0 million senior secured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facilities, the "Senior Credit Facilities"), (iv) $110.0 million of gross proceeds from the offering by Hedstrom of 10% Senior Subordinated Notes Due 2007 (the "Senior Subordinated Notes"), (v) $25.0 million of gross proceeds from the offering by Holdings of 44,612 units consisting of 12% Senior Discount Notes Due 2009 (the "Discount Notes")and 2,705,896 shares of Common Stock, $.01 par value per share, of Holdings ("Holdings Common Stock") and (vi)$40.0 million of gross proceeds from the private placement of 31,520,000 shares of Non-Voting Common Stock, $.01 par value per share, of Holdings ("Holdings Non-Voting Common Stock") and 480,000 shares of Holdings Common Stock. The Revolving Credit Facility will also be used to finance certain seasonal working capital requirements.

The acquisition of ERO has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the acquisition of ERO. The excess of the purchase price over the fair values of the tangible net assets acquired was approximately $148.1 million, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In the event that facts and circumstances indicate that the goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if an adjustment is required.

The fair value of assets acquired and liabilities assumed, reflecting the final allocation, was as follows (in thousands):

      Current assets                         $56,200
      Net property, plant and equipment       20,000
      Other assets                            14,700
      Goodwill                               148,100
      Liabilities assumed                   (116,400)
                                            --------
          Cash paid for ERO                 $122,600
                                            ========

The unaudited pro forma results below assume the Acquisition occurred at the beginning of the periods presented (in thousands, except per share amounts):

                              Three Months Ended
                                   March 31,
                              ------------------
                                1998      1997
                               -------   -------
Net sales                      $78,389   $67,876
Net loss                       $  (259)  $  (837)

Net loss per share basic       $ (0.00)    (0.03)
Net loss per share diluted     $ (0.00)    (0.03)

The above pro forma results include adjustments to give effect to amortization of goodwill, interest expense related to the Senior Subordinated Notes, the Discount Notes and the Senior Credit Facilities and cost savings resulting from the rationalization of the sales, marketing and general and administrative functions, closings of duplicate facilities and reductions in external administrative expenditures including legal, insurance, tax, audit and public relations expenditures. These cost savings reflect personnel terminations that have already occurred or that have been formally communicated to the employees, closings of duplicate facilities that have occurred and reductions in external administrative expenses that have been negotiated, together with the related tax effects. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition of ERO been consummated and had the cost actions giving rise to the savings been implemented as of the beginning of the periods presented, nor are they necessarily indicative of future operating results.

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

NOTE 4 - INVENTORIES:

Inventories at March 31, 1998 and December 31, 1997 consist of the following (in thousands):

                                    March 31,     December 31,
                                      1998            1997
                                    ---------     ----------
Raw materials                        $19,180        $16,502
Work-in-process                        6,813          5,690
Finished goods                        25,644         25,272
                                     -------        -------
                                     $51,637        $47,464
                                     =======        =======

NOTE 5 - DEBT:

Debt consists of the following (in thousands):

                                    March 31,        December 31,
                                      1998              1997
                                    ---------        ----------
Senior Subordinated Notes           $110,000          $110,000
Senior Discount Notes                 24,080            23,288
Term Loans                           109,250           112,375
Revolving Credit Facility             37,500            35,500
Other                                  7,940             8,241
                                    --------          --------
                                    $288,770          $289,404
                                    ========          ========

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

                                   Redemption
      Period                          Price
      ------                       ----------

  2002                               105.000
  2003                               103.333
  2004                               101.667
  2005 and thereafter               100.000%

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

The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are unconditionally and fully guaranteed (jointly and severally) on a senior basis by Holdings and on a senior subordinated basis by each domestic subsidiary of the Company. The Senior Subordinated Notes are subordinated to all senior indebtedness (as defined) of the Company and rank pari passu in right of payment with all senior subordinated indebtedness (as defined) of the Company.

The Senior Subordinated Notes Indenture contains certain covenants that, among other things, limit (i) the incurrence of additional indebtedness by the Company and its restricted subsidiaries (as defined), (ii) the payment of dividends and other restricted payments by the Company and its restricted subsidiaries, (iii) distributions from restricted subsidiaries, (iv) asset sales, (v) transactions with affiliates, (vi) sales or issuances of restricted subsidiary capital stock and (vii) mergers and consolidations.

Term Loans and Revolving Credit Facility

As discussed in Note 2, in connection with the Acquisition, the Company obtained the Senior Credit Facilities. The Senior Credit Facilities consist of (a) the six-year $75.0 million Tranche A Senior Secured Term Loan Facility; (b) the eight-year $35.0 million Tranche B Senior Secured Term Loan Facility; and (c) the Senior Secured Revolving Credit Facility providing for revolving loans to the Company and the issuance of letters of credit for the account of the Company in an aggregate principal and stated amount at any time not to exceed $70 million. Borrowings under the Revolving Credit Facility will be available based upon a borrowing base not to exceed 85% of eligible accounts receivable and 50% of eligible inventory.

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

                                   Redemption
      Period                          Price
      ------                       ----------

  2002                               106.000
  2003                               104.000
  2004                               102.000
  2005 and thereafter               100.000%

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

At any time on or prior to June 1, 2002, the Discount Notes may also be redeemed as a whole at the option of Holdings upon the occurrence of a change of control (as defined) at a redemption price equal to 100% of the accreted value thereof plus the applicable premium, and accrued and unpaid interest, if any, to the date of redemption.

The Discount Notes Indenture contains certain covenants that, among other things, limit (i) the incurrence of additional indebtedness by Holdings and its restricted subsidiaries (as defined), (ii) the payment of dividends and other restricted payments by Holdings and its restricted subsidiaries, (iii) distributions from restricted subsidiaries, (iv) asset sales, (v) transactions with affiliates,
(vi) sales or issuances of restricted subsidiary capital stock and
(vii) mergers and consolidations.

Other Debt

Other debt consists of a $2.5 million Holdings note payable to the previous owners of Holdings as well as various other mortgages, capital leases and equipment loans. The $2.5 million note payable bears interest at 10% per annum and is payable at the earlier of April 30, 2002, or when the Company has met certain cash flow levels. The mortgages and equipment loans have varying interest rates and maturities.

NOTE 6 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

Holdings has adopted SFAS No. 130, "Reporting Comprehensive Income", as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. Holdings Comprehensive Income for the quarter ended March 31, 1998 would be as follows (in thousands):

     Net Loss                    $(259)
     Foreign currency              231
     translation adjustments     -----
     Comprehensive Loss          $ (28)
                                 =====

Adjustments to other non-owner changes will be reflected in comprehensive income and cumulative comprehensive income that will be reported in the consolidated statement of shareholders' equity in Holding's Annual Report on Form 10-K for the fiscal year ending
December 31, 1997.

Holdings has adopted SFAS No. 131, "Disclosure about Segments of An Enterprise and Related Information", as of January 1, 1998. This pronouncement changes the requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments. SFAS No. 131 requires companies to select segments based on their internal reporting system. Holdings' current segments, as reported herein, are consistent with the company's internal reporting systems. As required by SFAS No 131, compliance with the respective reporting requirements will be reflected in Holdings Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Holdings has adopted SFAS No. 132, "Employees' Disclosures about Pension and Other Postretirement Benefits," as of January 1, 1998. This pronouncement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, however, it does require additional information on changes in the benefit obligations and fair values of plan assets in order to facilitate financial analysis. Management does not believe that SFAS No. 132 will have a significant impact on Holdings' financial statements.

NOTE 7 - SUBSIDIARY GUARANTORS/NON GUARANTORS FINANCIAL INFORMATION:

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

                                  HEDSTROM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATING BALANCE SHEETS
                                             (In thousands)

                                             At  March 31, 1998                          At December 31, 1997
                                -------------------------------------------- ------------------------------------------
                                          Hedstrom                                     Hedstrom
                               Hedstrom  Subsidiary                         Hedstrom  Subsidiary
                              Subsidiary    Non-    Adjustments/   Total   Subsidiary    Non-     Adjustments   Total
        Assets                Guarantor  guarantor  Eliminations  Hedstrom  Guarantor  guarantor  Elimination  Hedstrom
----------------------------   --------  --------   ------------  --------  ---------  ---------  -----------  --------
Current Assets:
 Cash and cash equivalents     $  2,486   $ 1,262   $      -      $  3,748 $  8,984    $ 1,860    $     -      $ 10,844
 Accounts receivable, net        78,935     5,529          -        84,464   73,625      9,077          -        82,702
 Inventories                     40,481    11,305       (149)       51,637   38,429      9,075        (40)       47,464
 Deferred income taxes (c)        7,128         -          -         7,128    7,045          -          -         7,045
 Prepaid expenses and other
  current assets                  3,854       892          -         4,746    4,310        491          -         4,801
                               --------   -------   --------      -------- --------    -------  ---------      --------
   Total current assets         132,884    18,988       (149)      151,723  132,393     20,503        (40)      152,856
                               --------   -------   --------      -------- --------    -------  ---------      --------
 Property, plant and
  equipment, net                 27,002    16,911          -        43,913   27,448     15,375          -        42,823
                               --------   -------   --------      -------- --------    -------  ---------      --------
Other Assets:
 Investment in and advances
  to Nonguarantor Subsidiaries   44,131         -    (44,131)            -   44,799          -   (44,799)             -
 Deferred charges, net           16,782         -          -        16,782   17,715          -         -         17,715
 Goodwill, net                  142,595    18,363          -       160,958  142,692     18,484         -        161,176
 Deferred income taxes           10,481      (522)         -         9,959   10,579       (522)        -         10,057
                               --------   -------   --------      -------- --------    -------  --------       --------
   Total other assets           213,989    17,841    (44,131)      187,699  215,785     17,962   (44,799)       188,948
                               --------   -------   --------      -------- --------    -------  --------       --------
Total assets                   $373,875   $53,740   $(44,280)     $383,335 $375,626    $53,840  $(44,839)      $384,627
                               ========   =======   ========      ======== ========    =======  ========       ========

                                 HEDSTROM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATING BALANCE SHEETS
                                             (In thousands)

                                             At  March 31, 1998                          At December 31, 1997
                                -------------------------------------------- ------------------------------------------
                                          Hedstrom                                     Hedstrom
                               Hedstrom  Subsidiary                         Hedstrom  Subsidiary
                              Subsidiary    Non-    Adjustments/   Total   Subsidiary    Non-     Adjustments   Total
                              Guarantor  guarantor  Eliminations  Hedstrom  Guarantor  guarantor  Elimination  Hedstrom
                               --------  --------   ------------  --------  ---------  ---------  -----------  --------

Liabilities and stockholders'
 equity
----------------------------
Current liabilities:
 Revolving line of credit      $ 30,550   $ 6,950    $      -     $ 37,500 $ 33,282     $ 2,218       $ -       $35,500
 Current portion of long-term
  debt and capital lease          9,398       730           -       10,128    8,492         730         -         9,222
 Advances from Guarantor
  Subsidiaries                        -    32,268     (32,268)           -        -      31,956   (31,956)            -
  Accounts payable (c)           29,359     2,037           -       31,396   20,784       2,597         -        23,381
 Accrued expenses                18,890      (936)       (132)      17,822   23,939       2,432       (16)       26,355
                               --------   -------    --------     -------- --------     -------  --------      --------
   Total current liabilities     88,197    41,049     (32,400)      96,846   86,497      39,933   (31,972)       94,458
                               --------   -------    --------     -------- --------     -------  --------      --------
 Senior Subordinated Notes      110,000         -           -      110,000  110,000           -         -       110,000
 Term Loans                     100,250         -           -      100,250  104,375           -         -       104,375
 Capital leases                   1,533         -           -        1,533    1,605           -         -         1,605
 Other                            1,843       934           -        2,777    1,857       1,057         -         2,914
                               --------   -------    --------     -------- --------     -------  --------      --------
   Total long-term debt (a)     213,626       934           -      214,560  217,837       1,057         -       218,894
                               --------   -------    --------     -------- --------     -------  --------      --------
Total Liabilities               301,823    41,983     (32,400)     311,406  304,334      40,990   (31,972)      313,352
                               --------   -------    --------     -------- --------     -------  --------      --------

Total stockholder's equity
 (deficit) (b)                   72,052    11,757     (11,880)      71,929   71,292      12,850   (12,867)       71,275
                               --------   -------    --------     -------- --------     -------  --------      --------

Total liabilities and
 stockholder's equity          $373,875   $53,740    $(44,280)    $383,335 $375,626     $53,840  $ 44,839      $384,627
                               ========   =======    ========     ======== ========     =======  ========      ========

                                  HEDSTROM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATING INCOME STATEMENTS
                                             (In thousands)

                                   Three Months Ended March 31, 1998           Three Months Ended March 31, 1997
                                 ------------------------------------------  ------------------------------------------
                                           Hedstrom                                     Hedstrom
                                 Hedstrom  Subsidiary                        Hedstrom   Subsidiary
                                 Subsidiary   Non-    Adjustments    Total  Subsidiary    Non-    Adjustments  Total
  Statement of Operations        Guarantor guarantor  Eliminations  Hedstrom Guarantor  guarantor Eliminations Hedstrom
-------------------------        --------- --------   ------------  -------- ---------- --------- ------------ --------
Net Sales                         $76,739   $5,941     $(4,291)     $78,389   $46,527    $1,410     $      -   $47,937
Cost of sales                      55,438    5,240      (4,353)      56,325    33,404     1,137            -    34,541
                                  -------   ------     -------      -------   -------    ------     --------   -------
Gross profit                       21,301      701          62       22,064    13,123       273            -    13,396
Selling, general and
 administrative expense            13,077    1,738           -       14,815     6,520       268            -     6,788
                                  -------   ------     -------      -------   -------    ------     --------   -------
Operating Income(loss)              8,224   (1,037)         62        7,249     6,603         5            -     6,608

Interest expense(c)                 6,222      560           -        6,782     1,471         1            -     1,472
                                  -------   ------     -------      -------   -------    ------     --------   -------
Income(loss)before income taxes     2,002   (1,597)         62          467     5,132         4            -     5,136

Income tax provision(benefit)(c)      794     (627)         25          192     1,879         1            -     1,880
                                  -------   ------     -------      -------   -------    ------     --------   -------
Net income(loss)                  $ 1,208   $ (970)    $    37       $  275   $ 3,253    $    3     $      -   $ 3,256
                                  =======   ======     =======      =======   =======    ======     ========   =======

                                      HEDSTROM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                 (In thousands)

                                       Three Months Ended March 31, 1998         Three Months Ended March 31, 1997
                                     ---------------------------------------   ---------------------------------------
                                               Hedstrom                                  Hedstrom
                                    Hedstrom  Subsidiary                      Hedstrom  Subsidiary
                                    Subsidiary   Non-    Adjustment   Total   Subsidiary   Non-   Adjustments   Total
                                    Guarantor guarantor Eliminations Hedstrom Guarantor guarantor Eliminations Hedstrom
                                    --------- --------- ------------ -------- --------- --------- -----------  --------
Cash Flows from operating activities:
  Net income(loss)(c)                 $ 1,208  $ (970)     $   37      $  275   $3,253    $    3     $   -     $ 3,256
  Adjustments to reconcile net income
   (loss) to net cash (used for)
   provided by operating activities
     Depreciation of property, plant
      and equipment and amortization
      of other assets                   3,597     452           -       4,049    1,478         3         -       1,481
     Deferred income tax provision(c)      15       -           -          15    1,867         -         -       1,867
     Changes in current assets and
      current liabilities, net of
      acquisitions:
       Accounts receivable             (4,667)  3,548           -      (1,119) (32,141)   (1,196)        -     (33,337)
       Inventories                     (1,108) (2,230)       (189)     (3,527)   1,636       (35)        -       1,601
       Prepaid expenses and other
        current assets                    456    (401)          -          55     (586)       (5)        -        (591)
       Accounts payable(c)              8,576    (560)          -       8,016    7,401        71         -       7,472
       Accrued expenses                (1,907) (3,368)        152      (5,123)   1,810       365         -       2,175
Net cash(used for) provided by        -------  ------     -------     -------  -------   -------   -------     -------
 operating activities                   6,170  (3,529)          -       2,641  (15,282)     (794)        -     (16,076)
                                      -------  ------     -------     -------  -------   -------   -------     -------

                                      HEDSTROM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                 (In thousands)

                                       Three Months Ended March 31, 1998         Three Months Ended March 31, 1997
                                     ---------------------------------------   ---------------------------------------
                                               Hedstrom                                  Hedstrom
                                    Hedstrom  Subsidiary                      Hedstrom  Subsidiary
                                    Subsidiary   Non-    Adjustment   Total   Subsidiary   Non-   Adjustments   Total
                                    Guarantor guarantor Eliminations Hedstrom Guarantor guarantor Eliminations Hedstrom
                                    --------- --------- ------------ -------- --------- --------- -----------  --------

Cash flows from investing activities:
  Acquisitions of property, plant
   and equipment                         (688) (1,084)          -      (1,772)  (1,021)       (1)        -      (1,022)
  Acquisition of ERO, Inc.             (3,037)      -           -      (3,037)       -         -         -           -
  Other Acquisition                         -  (3,500)          -      (3,500)       -         -         -           -
                                      -------  ------     -------     -------  -------   -------   -----------  ------
Net cash used for investing
 activities                            (3,725) (4,584)          -      (8,309)  (1,021)       (1)        -      (1,022)
                                      -------  ------     -------     -------  -------   -------   ----------- -------
Cash flows from financing activities:
  Principal payments on term loans     (4,125)      -           -      (4,125)       -         -         -           -
  Borrowings on new revolving line
   of credit                            2,000       -           -       2,000   17,200         -         -      17,200
  Borrowings(repayments)on old
   revolving loans of credit, net           -       -           -           -     (860)      860         -           -
  Advances to/(from) Nonguarantor
   subsidiaries                        (7,924)  7,924           -           -        -         -         -           -
  Other                                 1,106    (409)          -         697       88         -         -          88
                                      -------  ------     -------     -------  -------   -------   ----------- -------
Net increase(decrease)in cash and
 cash equivalents                      (8,943)  7,515           -      (1,428)  16,428       860         -      17,288
                                      -------  ------     -------     -------  -------   -------   ----------- -------
Cash and cash equivalents              (6,498)   (598)          -      (7,096)     125        65         -         190

   Beginning of period                  8,984   1,860           -      10,844      467        66         -         533
                                      -------  ------     -------     -------  -------   -------   ----------- -------
   End of period                       $2,486  $1,262     $     -     $ 3,748  $   592   $   131   $     -     $   723
                                      =======  ======     =======     =======  =======   =======   =========== =======

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

The column "Total Hedstrom" represents the consolidated financial statements of Hedstrom Corporation and its subsidiaries. Hedstrom Corporation is Holdings' only direct subsidiary. The primary differences between the consolidated amounts of Hedstrom Corporation and the consolidated amounts included in the accompanying consolidated financial statements of Holdings are as follows:

 (a) Hedstrom Corporation's Long-Term Debt does not include a $2.5 million note payable issued by Holdings in connection with its 1995 recapitalization, and the issuance of Senior Discount Notes valued at $24.1 million at March 31, 1998.

 (b) Hedstrom Corporation's stockholder's equity includes Holdings' stockholders' equity plus $21.6 million in proceeds from the issuance of Senior Discount Notes, which proceeds were contributed as equity by Holdings to Hedstrom Corporation less the interest, net of taxes, accrued thereon and as of both March 31, 1998 and December 31, 1997, the $2.5 million note payable described in (a) above less the interest, net of taxes, accrued thereon.

 (c) Accounts payable, interest expense, and deferred income taxes do not reflect the accrued interest, interest expense and the deferred tax benefit of accrued interest on the obligations discussed in (a) above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as included in the Company's
Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements. These risks, which are further detailed in the Registration Statement on Form S-1 of the Company and Holdings as filed with the Securities and Exchange Commission
(File Nos. 333-32385-05 and 333-32385), include, but are not limited to, the Company's recent net losses, substantial leverage and debt service requirements, financing restrictions and covenants, reliance on key customers, dependence on key licenses and obtaining new licenses, raw materials prices and product liability risks. In addition such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized . Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," or "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, undue reliance should not be placed on any forward-looking statements. The Company and Holdings disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Results of Operations

    The following table sets forth net sales and gross profit for each of Hedstrom's operating divisions for the periods indicated:

                                       Three Months
                                      Ended March 31,
                                       1998    1997
                                       ----    ----
                                      (in millions)
    Net sales
        Bedford Division............  $39.9   $30.9
        Ashland Division............   13.7    13.7
        International Division......    5.1     3.3
        ERO Division................   13.6      --
        Amav Division...............    6.1      --
                                      -----   -----
                 Total net sales      $78.4   $47.9
                                      =====   =====
    Gross profit:
        Bedford Division............  $ 9.7   $ 8.4
        Ashland Division............    4.1     4.2
        International Division......    1.2     0.8
        ERO Division............        6.0      --
        Amav Division                   1.1      --
                                      -----   -----
                 Total gross profit   $22.1   $13.4
                                      =====   =====

A comparison of the Company's results of operations for the three months ended March 31, 1998 with the same period in 1997 is necessarily affected by the impact of the consummation of the acquisition of ERO on June 12, 1997. Due to the inclusion of ERO's results from and after June 12, 1997, management does not believe the comparison of operating results with the same period in 1997 is meaningful.

    Net Sales. Total net sales increased to $78.4 million for the quarter ended March 31, 1998 from $47.9 million for the comparable prior year quarter, an increase of $30.5 million. The increase was attributable to the inclusion of the ERO and AMAV Divisions and increases in sales at the Bedford and International Divisions. The inclusion of the ERO and AMAV Divisions resulted in an increase of $18.7 million versus the prior year first quarter. Net sales of the Bedford Division increased by approximately $9.0 million, primarily as a result of (i) increased sales of trampolines due to the business acquired from Bollinger Industries, Inc. and (ii) sales associated with the acquisition of M.A. Henry Limited in August of 1997. Sales at the Ashland Division were even with the prior year comparable quarter. On a pro-forma basis, the net sales of the ERO and AMAV Divisions for the quarter were even compared to the prior year.

    Gross Profit. Gross profit for the quarter ended March 31, 1998 increased $8.7 million to $22.1 million as compared to $13.4 million for the quarter ended March 31, 1997. The increase was primarily due to higher sales as compared to the prior years first quarter.
As a percentage of consolidated net sales, consolidated gross profit increased slightly to 28.2% for the first quarter of 1998 versus 28.0% for the first quarter of 1997. The increase was due in part to the inclusion of the results of the ERO and AMAV Divisions, whose combined gross profit margin of 35.9% is higher than the other divisions of Hedstrom. The Bedford Division's gross profit margin for the first quarter of 1998 decreased to 24.3% from 27.0% from the prior years comparable quarter. The decrease was primarily attributable to product mix as sales of trampolines, which carry a lower overall gross profit margin, increased as a percentage of total Bedford Division sales and wood kit sales, which generally carry a higher overall gross margin, decreased as a percentage of total sales. Gross profit margin at Ashland remained relatively unchanged quarter to quarter at 30.2% versus 30.7% as changes in product sales mix did not significantly impact overall division margins. On a pro-forma basis, the gross profit percentage of the ERO Division increased in the first quarter of 1998 versus the first quarter of 1997 due to a more favorable product mix. On a pro-forma basis, the gross margin percentage of the AMAV Division decreased in the quarter ended March 31, 1998 versus the quarter ended March 31, 1997 due to higher than expected product returns and unfavorable product sales mix.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.0 million to $14.8 million in the first quarter of 1998 versus $6.8 million in the prior years first quarter. Expressed as a percentage of sales, selling, general and administrative expenses increased to 18.8%. The increase was primarily due to the inclusion of the ERO and AMAV Divisions which experience relatively high selling, general and administrative expenses, and include the amortization of acquisition-related intangible assets and royalty expense.

    Interest expense. Interest expense increased as a result of the incurrence of Acquisition-related indebtedness.

    Income Tax Expense. Holdings' effective income tax rate for the quarter ended March 31, 1998 was 76.8% versus 36.6% for the quarter ended March 31, 1997. The increase was attributable to the acquisition of ERO, which generated a large amount of non-deductible goodwill.

Liquidity and Capital Resources of the Company

  Working Capital and Cash Flows

    Net cash used for operating activities was $0.4 million for the fiscal quarter ended March 31, 1998. The use of cash reflects the seasonal nature of sales. The ERO and AMAV Divisions sales and accounts receivable build during the second half of the year and are liquidated in the first half of the following year while the Bedford, Ashland and International Divisions build sales and accounts receivable during the first half of the year and liquidate them during the second half of the year.

Net cash used for investing activities was $5.3 million during the first quarter of 1998, including $1.8 million used for the acquisition of property, plant and equipment, $3.0 million of contingency payments relating to the ERO Acquisition as discussed in
Note 2 and $3.5 million used to purchase certain assets of a United Kingdom manufacturer.

Net cash used for financing activities was $1.4 million representing $3.4 million of principal payments on the Companies term loans offset by net proceeds on the Companies revolving loan to fund operating cash requirements of $2.0 million.

  Liquidity

    Interest payments on the Senior Subordinated Notes and interest and principal payments under the Senior Credit Facilities, as detailed in the Registration Statements, represent significant cash requirements for the Company. The senior subordinated notes require semiannual interest payments of $5.5 million commencing in December 1997. Borrowings under the Senior Credit Facilities will bear interest at floating rates and will require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings under the Senior Credit Facilities consisted of $110 million under the Term Loan Facilities, comprised of a $75 million Tranche A Term Loan maturing in 2003 and a $35 million Tranche B term loan maturing in 2005. In addition, the Senior Credit Facilities include a $70 million Revolving Credit Facility.

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

The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. As of March 31, 1998, approximately $30.3 million was available to the Company as cash and available borrowings under the Revolving Credit Facility (subject to borrowing base limitations). Management believes that cash generated from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet the Company's working capital and capital expenditures needs for the foreseeable future.

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

                    (1) 3.2   Certificate of Amendment of Restated
                    Certificate of Incorporation of Hedstrom
                    Holdings, Inc., as filed with the Secretary of State of the State of Delaware on June 6, 1997.

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

                    (1) 4.2 - Form of Senior Subordinated Note.

                    (1) 4.4 - Indenture, dated as of June 1, 1997, among Hedstrom Holdings, Inc. and United States Trust Company of New York, as Trustee.

                    (1) 4.5 - Form of Discount Note.

                        11.1  - Computation of Earnings Per Share.

                        27.1  - Financial Data Schedule.


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

Date: May 14, 1998





                                HEDSTROM HOLDINGS, INC.
                                HEDSTROM CORPORATION

                                 /s/ David F. Crowley
                                ----------------------
                                   David F.Crowley
                               Chief Financial Officer