Form 10-Q
period 1998-06-30
HEDSTROM HOLDINGS INC
filed 1998-08-14
CIK 1042422

FORM 10-Q

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC. 20549

                                  QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITES AND EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998

                Commission File Numbers: 333-32385-05 and 333-32385


                              HEDSTROM HOLDINGS, INC.
                                HEDSTROM CORPORATION
               (Exact name of registrant as specified in its charter)

                         Delaware                     51-0329830
                         Delaware                     51-0329829

               (State or other jurisdiction          (IRS Employer
                     of incorporation               Identification
                     or organization)                   Number)


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

         Yes  X   No

         At August 13, 1998, there were outstanding: (i) 36,142,883 shares of the Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc., (ii) 31,520,000 shares of the Non-Voting Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc. and (iii) 10 shares of the Common Stock, par value $.01 per share, of Hedstrom Corporation.

                               HEDSTROM HOLDINGS, INC.

                                HEDSTROM CORPORATION

                                     FORM 10-Q

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                  TABLE OF CONTENTS


                                                                    Page

                                                                   Number



                     PART I  FINANCIAL INFORMATION

         Item 1. Financial Statements

             Consolidated Balance Sheets
               As of June 30, 1998 and December 31, 1997

             Consolidated Income Statements
               Three months ended June 30, 1998 and 1997
               Six months ended June 30, 1998 and 1997

             Consolidated Statements of Cash Flows
               Six months ended June 30, 1998 and 1997

             Consolidated Statement of Stockholders' Equity
               As of and for the six months ended June 30,
               1998

             Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

                      PART II  OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K


         Signature

PART I - FINANCIAL INFORMATION

ITEM 1.                       Financial Statements

                          HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share data)

                                                                           June 30,               December 31,
                                                                             1998                     1997
                                                                          (unaudited)
ASSETS                                                                    -----------             ------------

CURRENT ASSETS:
     Cash and cash equivalents                                              $  7,233                $ 10,844
     Trade accounts receivable, net of
       allowance for doubtful accounts                                        81,681                  82,702
      Inventories                                                             53,564                  47,464
      Deferred income taxes                                                    7,050                   7,045
      Prepaid expenses and other current assets                                4,735                   4,801
                                                                            --------                --------
TOTAL CURRENT ASSETS                                                         154,263                 152,856
                                                                            --------                --------
PROPERTY, PLANT AND EQUIPMENT, at cost,
   net of accumulated depreciation                                            44,474                  42,823
                                                                            --------                --------
OTHER ASSETS:
    Deferred charges, net of accumulated amortization                         17,025                  18,861
    Goodwill, net of accumulated amortization                                162,254                 161,176
    Deferred income taxes                                                     10,096                  10,057
                                                                            --------                --------
TOTAL OTHER ASSETS                                                           189,375                 190,094
                                                                            --------                --------

TOTAL ASSETS                                                                $388,112                $385,773
                                                                            ========                ========

                          HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share data)



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving line of credit                                               $ 44,152                $ 35,500
     Current portion of long-term debt and capital leases                     10,466                   9,222
     Accounts payable                                                         28,900                  23,381
     Accrued expenses                                                         17,486                  25,824
                                                                            --------                 -------
TOTAL CURRENT LIABILITIES                                                    101,004                  93,927
                                                                            --------                 -------
LONG-TERM DEBT:
     Senior Subordinated Notes                                               110,000                 110,000
     Senior Discount Notes                                                    24,897                  23,288
     Term Loans                                                               99,125                 104,375
     Notes payable to related parties                                          2,500                   2,500
     Capital leases                                                            1,878                   1,605
     Other                                                                     2,417                   2,914
                                                                            --------                --------

TOTAL LONG-TERM DEBT                                                         240,817                 244,682
                                                                            --------                --------
STOCKHOLDERS' EQUITY:
     Preferred stock, $0.01 par value, 10,000,000
      shares authorized, no shares issued and outstanding                          -                       -
     Common stock, $0.01 par value, 100,000,000 shares
      authorized, 36,142,883 and 36,142,883 shares
      issued and outstanding, respectively                                       361                     361
     Non-voting common stock, $0.01 par value, 40,000,000 shares authorized, 31,520,000 and 31,520,000 issued and outstanding,
      respectively                                                               315                     315
     Additional paid-in capital                                               51,553                  51,553
     Foreign currency translation adjustment                                  (1,053)                   (778)
     Accumulated deficit                                                      (4,885)                 (4,287)
                                                                            --------                --------

TOTAL STOCKHOLDERS' EQUITY                                                    46,291                  47,164
                                                                            --------                --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $388,112                $385,773
                                                                            ========                ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                         HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                            CONSOLIDATED INCOME STATEMENTS
                         (In thousands, except per share data)
                                      (Unaudited)

                                                 For the three months ended June 30,
                                                 -----------------------------------
                                                       1998               1997
                                                       ----               ----
Net sales                                            $83,272            $56,114

Cost of sales                                         60,191             39,038
                                                     -------            -------

Gross profit                                          23,081             17,076

Selling, general and administrative expense           15,874              9,454
                                                     -------            -------

Operating income                                       7,207              7,622

Interest expense                                       7,793              3,174
                                                     -------            -------

Income (loss) before income taxes                       (586)             4,448

Income tax (benefit) expense                            (247)             1,679
                                                     -------            -------

Net income (loss)                                    $  (339)           $ 2,769
                                                     =======            =======

Basic earnings (loss) per share:

  Net income (loss) per share                         ($0.01)             $0.08

  Weighted average number of common shares
    outstanding (in thousands)                        67,633             36,393

Diluted earnings (loss) per share:

  Net income (loss) per share                         ($0.01)             $0.08

  Weighted average number of common shares
    outstanding (in thousands)                        67,633             36,868

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                        HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED INCOME STATEMENTS
                        (In thousands, except per share data)
                                    (Unaudited)


                                                    For the six months ended June 30,
                                                    ---------------------------------
                                                        1998              1997
                                                        ----              ----
Net sales                                            $ 161,661          $104,051

Cost of sales                                          116,516            73,579
                                                     ---------          --------
Gross profit                                            45,145            30,472

Selling, general and administrative expense             30,689            16,242
                                                     ---------          --------

Operating income                                        14,456            14,230

Interest expense                                        15,481             4,709
                                                     ---------          --------

Income (loss) before income taxes                       (1,025)            9,521

Income tax (benefit) expense                              (427)            3,536
                                                     ---------          --------

Net income (loss)                                    $    (598)          $ 5,985
                                                     =========          ========

Basic earnings (loss) per share:

  Net income (loss) per share                           ($0.01)            $0.16

  Weighted average number of common shares
    outstanding (in thousands)                          67,663            36,393


Diluted earnings (loss) per share:

  Net income (loss) per share                           ($0.01)            $0.16

  Weighted average number of common shares
    outstanding (in thousands)                          67,663            36,868

The accompanying notes to consolidated financial statements are an integral part of these statements.

                       HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                             For the six months ended June 30,
                                                             --------------------------------
                                                                  1998             1997
                                                                  ----             ----
Cash flows from operating activities:
     Net income (loss)                                           $  (598)        $  5,985
     Adjustments to reconcile net income (loss) to
        net cash provided by (used for) operating activities:
           Depreciation of property, plant and equipment and
             amortization of goodwill                              6,580            2,767
           Amortization of deferred financing fees                 3,445                -
           Deferred income tax benefit                               (44)          (2,676)
           Changes in current assets and current liabilities,
            net of acquisitions:
                Accounts receivable                                1,682          (32,260)
                Inventories                                       (5,454)           6,239
                Prepaid expenses and other current assets              6              983
                Accounts payable                                   5,519              949
                Accrued expenses                                  (7,730)          13,890
                Other                                                  -           (2,845)
                                                                 -------         --------
Net cash provided by (used for) operating activities               3,466           (6,968)
                                                                 -------
Cash flows from investing activities:
      Acquisitions of property, plant and equipment               (4,962)          (3,446)
      Acquisition of ERO, Inc.                                    (3,037)        (122,600)
      Other acquisitions                                          (3,500)               -
                                                                 -------         --------
Net cash used for investing activities                           (11,499)        (126,046)
                                                                 -------        ---------
Cash flows from financing activities:
      Net proceeds from issuance of Senior Subordinated Notes          -            110,000
      Net proceeds from issuance of new term loans                     -            110,000
      Net proceeds from issuance of Senior Discount Notes              -             21,618
      Principal payments on Term Loans                            (4,066)                -
      Borrowings on Revolving Credit Facility, net                 8,652              2,700
      Repayments of old term loans                                     -            (91,393)
      Repayments of old revolving lines of credit, net                 -            (38,925)
      Debt financing costs                                             -            (17,800)
      Net proceeds from issuance of voting common stock                -              3,982
      Net proceeds from issuance of non-voting common stock            -             37,462
      Other                                                         (164)            (1,998)
                                                                 -------         ----------
Net cash provided by financing activities                          4,422            135,646
                                                                 -------         ----------
Net increase (decrease) in cash and cash equivalents              (3,611)             2,632

Cash and cash equivalents:
      Beginning of period                                         10,844                533
                                                                 -------         ----------
      End of period                                              $ 7,233           $  3,165
                                                                 =======         ==========
The accompanying notes to consolidated financial statements are an integral part of these statements.

                      HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (In thousands, except shares)
                                (Unaudited)




                                      Common Stock                    Foreign
                                      ------------        Additional  Currency
                                                    Par    Paid-In   Translation  Accumulated
                                        Shares     Value   Capital   Adjustment     Deficit   Total
                                      ----------  ------   -------   ----------  -----------  -----
Balance at December 31, 1997          67,662,883  $  676   $51,553     $ (778)    $(4,287)   $47,164
    Foreign currency translation               -       -         -       (275)          -       (275)
     adjustment
   Net loss                                    -       -         -          -        (598)      (598)                 (5      (598)
                                      ----------  ------   -------    -------     -------     ------
Balance at June 30, 1998              67,662,883  $  676   $51,553    $(1,053)    $(4,885)   $46,291
                                      ==========  ======   =======    =======     =======    =======


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

         The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

         NOTE 2 - ACQUISITION OF ERO, INC.:

           On April 10, 1997, Hedstrom and HC Acquisition Corp., a wholly owned subsidiary of Hedstrom, entered into an Agreement and Plan of Merger (the "Merger Agreement") with ERO to acquire ERO for a total enterprise value of approximately $200 million. Pursuant to the Merger Agreement, HC Acquisition Corp. commenced and, on June 12, 1997, consummated a tender offer for all of the outstanding shares of the common stock of ERO at a purchase price of $11.25 per share (the "Tender Offer"). The Company also assumed a purchase price contingency related to ERO, Inc.'s acquisition of Amav in October of 1995. The contingency included an additional $3.0 million of purchase price contingent upon achievement of certain conditions. As those conditions were met as of December 31, 1997, the Company accrued a liability for the contingency against goodwill. This was reflected in accrued expenses in the consolidated balance sheet as of December 31, 1997. The payment was made in March 1998. Upon consummation of the Tender Offer, (i) HC Acquisition Corp. was merged with and into ERO (the "Merger") with ERO surviving the Merger as a wholly owned subsidiary of Hedstrom, (ii) certain of ERO's outstanding indebtedness was refinanced by Hedstrom (the "ERO Refinancing") and (ii) Hedstrom refinanced (the "Hedstrom Refinancing")its existing revolving credit facility and term loan facility. The Merger, the Tender Offer, the ERO Refinancing and the Hedstrom Refinancing are collectively referred to herein as the "Acquisition".

           Holdings and Hedstrom required approximately $301.1 million in cash to consummate the Acquisition, including approximately (i) $122.6 million paid in connection with the Tender Offer and the Merger, (ii) $82.6 million paid in connection with the ERO
         Refinancing, (iii) $74.9 million paid in connection with the Hedstrom Refinancing and (iv) $21.0 million incurred in respect of fees and expenses. The funds required to consummate the Acquisition were provided by (i) $75.0 million of term loans under a new six-year senior secured term loan facility (the "Tranche A Term Loan Facility"), (ii) $35.0 million of term loans under a new eight-year senior secured term loan facility (subsequent to June 30, 1998 the Tranche B Term Loan was amended to $65.0 million to allow for the acquisition of Backyard Products Limited, see further discussion at
         Note 8) (the "Tranche B Term Loan Facility" and, together with the Tranche A Term Loan Facility, the "Term Loan Facilities"), (iii) $16.1 million of borrowings under a new $70.0 million senior secured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facilities, the "Senior Credit Facilities"), (iv) $110.0 million of gross proceeds from the offering by Hedstrom of 10% Senior Subordinated Notes Due 2007 (the "Senior Subordinated Notes"), (v) $25.0 million of gross proceeds from the offering by Holdings of 44,612 units consisting of 12% Senior Discount Notes Due 2009 (the "Discount Notes") and 2,705,896 shares of Common Stock, $.01 par value per share, of Holdings ("Holdings Common Stock") and (vi) $40.0 million of gross proceeds from the private placement of 31,520,000 shares of Non-Voting Common Stock, $.01 par value per share, of Holdings ("Holdings Non-Voting Common Stock") and 480,000 shares of Holdings Common Stock. The Revolving Credit Facility will also be used to finance certain seasonal working capital requirements.

           The acquisition of ERO has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the acquisition of ERO. The excess of the purchase price over the fair values of the tangible net assets acquired was approximately $150.0 million, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In the event that facts and circumstances indicate that the goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if an adjustment is required.

         The fair value of assets acquired and liabilities assumed, reflecting the final allocation, was as follows (in thousands):

                 Current assets              $56,200
                 Net property, plant and
                  equipment                   20,000
                 Other assets                 14,700
                 Goodwill                    150,000
                 Liabilities assumed        (118,300)
                                            --------
                   Cash paid for ERO        $122,600
                                            ========

           The unaudited pro forma results below assume the Acquisition occurred at the beginning of the six month period ended June 30, 1997 (in thousands, except per share amounts):

                                             Six Months Ended
                                               June 30, 1997
                                             ----------------

                  Net sales                     $142,355
                  Net loss                      $    (26)
                  Net loss per share basic      $  (0.00)
                  Net loss per share diluted    $  (0.00)

         The above pro forma results include adjustments to give effect to amortization of goodwill, interest expense related to the Senior Subordinated Notes, the Discount Notes and the Senior Credit Facilities and cost savings resulting from the rationalization of the sales, marketing and general and administrative functions, closings of duplicate facilities and reductions in external administrative expenditures including legal, insurance, tax, audit and public relations expenditures. These cost savings reflect personnel terminations that have already occurred or that have been formally communicated to the employees, closings of duplicate facilities that have occurred and reductions in external administrative expenses that have been negotiated, together with the related tax effects. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition of ERO been consummated and had the cost actions giving rise to the cost savings been implemented as of the beginning of the six month period ended June 30, 1997 nor are they necessarily indicative of future operating results.

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

         NOTE 4 - INVENTORIES:

         Inventories at June 30, 1998 and December 31, 1997 consist of the following (in thousands):

                                      June 30,       December 31,
                                        1998            1997
                                      --------      ------------

         Raw materials                $18,527          $16,502
         Work-in-process               10,109            5,690
         Finished goods                24,928           25,272
                                      -------          -------
                                      $53,564          $47,464
                                      =======          =======

         NOTE 5 - DEBT:

         Debt consists of the following (in thousands):

                                              June 30,        December 31,
                                                1998             1997
                                              --------        -----------

         Senior Subordinated Notes           $110,000          $110,000
         Term Loans                           108,375           112,375
         Revolving Credit Facility             44,152            35,500
         Senior Discount Notes                 24,897            23,288
         Other                                  8,011             8,241
                                             --------          --------
                                             $295,435          $289,404
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

         Term Loans and Revolving Credit Facility

         As discussed in Note 2, in connection with the Acquisition, the Company obtained the Senior Credit Facilities. The Senior Credit Facilities consisted of (a) the six-year $75.0 million Tranche A Senior Secured Term Loan Facility; (b) the eight-year $35.0 million Tranche B Senior Secured Term Loan Facility (As discussed in Note 8, subsequent to June 30, 1998 the Tranche B Term Loan was amended to $65.0 million to allow for the acquisition of Backyard Products Limited); and (c) the Senior Secured Revolving Credit Facility providing for revolving loans to the Company and the issuance of letters of credit for the account of the Company in an aggregate principal and stated amount at any time not to exceed $70.0 million. Borrowings under the Revolving Credit Facility will be available based upon a borrowing base not to exceed 85% of eligible accounts receivable and 50% of eligible inventory.

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

         The obligations of the Company under the Senior Credit Facilities are unconditionally, fully and irrevocably guaranteed (jointly and severally) by Holdings and each of the Company's direct or indirect domestic subsidiaries (collectively, the _Senior Credit Facilities Guarantors_). In addition, the Senior Credit Facilities will be secured by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of the Company and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiary of the Company, or any of its domestic subsidiaries and
         (ii) all tangible and intangible assets (including, without limitation, intellectual property and owned real property) of the Company and the Senior Credit Facilities Guarantors.
         The Senior Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with affiliates. In addition, under the Senior Credit Facilities, the Company is required to comply with specified interest coverage and maximum leverage ratios.

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

                                             Redemption
           Period                              Price
           ------                            ----------
           2002                               106.000
           2003                               104.000
           2004                               102.000
           2005 and thereafter                100.00%

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

         NOTE 6 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

         Holdings has adopted SFAS No. 130, "Reporting Comprehensive Income", as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. Holdings Comprehensive Income for the quarter ended and six months ended June 30, 1998 would be as follows (in thousands):


                                            3 months   6 months
                                            --------   --------
              Net Loss                       $(339)     $(598)
              Foreign currency translation
              adjustments                     (393)      (162)
                                             -----      -----
              Comprehensive Loss             $(732)     $(760)
                                             =====      =====

         Adjustments to other non-owner changes will be reflected in comprehensive income and cumulative comprehensive income that will be reported in the consolidated statement of shareholders' equity in Holding's Annual Report on Form 10-K for the fiscal year ending December 31, 1998.

         Holdings has adopted SFAS No. 131, "Disclosure about Segments of An Enterprise and Related Information", as of January 1, 1998. This pronouncement changes the requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments. SFAS No.
         131 requires companies to select segments based on their internal reporting system. Hedstrom is assessing the impact on its disclosures of this pronouncement. As required by SFAS No 131, compliance with the respective reporting requirements will be reflected in Holdings 1998 Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

NOTE 7 - SUBSIDIARY GUARANTORS/NONGUARANTORS FINANCIAL INFORMATION:

                                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                                       CONSOLIDATING BALANCE SHEETS
                                                              (In thousands)



                                          At  June 30, 1998                             At December 31, 1997
                              --------------------------------------------  ------------------------------------------
                                          Hedstrom                                      Hedstrom
                               Hedstrom  Subsidiary                          Hedstrom  Subsidiary
                              Subsidiary    Non-    Adjustments/   Total    Subsidiary    Non-    Adjustments/  Total
Assets                        Guarantors guarantors Eliminations  Hedstrom  Guarantors guarantors Elimination Hedstrom
-------------------------     ---------- ---------- ------------  --------  ---------- ---------- ----------- --------
Cash and cash equivalents     $  6,470     $   763    $      -    $  7,233   $   8,984  $  1,860    $     -   $ 10,844
Accounts receivable, net        73,869       7,812           -      81,681      73,625     9,077          -     82,702
Inventories                     35,989      17,724        (149)     53,564      38,429     9,075        (40)    47,464
Deferred income taxes (c)        7,050           -           -       7,050       7,045         -          -      7,045
Prepaid expenses and other
current assets                   4,254         481           -       4,735       4,310       491          -      4,801
                              --------     -------    --------    --------    --------   -------   --------   --------

  Total current assets         127,632      26,780        (149)    154,263     132,393    20,503        (40)   152,856
                              --------     -------    --------    --------    --------   -------   --------   --------

                                27,511      16,963           -      44,474      27,448    15,375          -     42,823
                              --------     -------    --------    --------    --------   -------   --------   --------

Investment in and advances to
 Nonguarantor Subsidiaries      45,121           -     (45,121)          -      44,799         -    (44,799)         -
  Deferred charges, net         15,983           -           -      15,983      17,715         -          -     17,715
Goodwill, net                  143,231      19,023           -     162,254     142,692    18,484          -    161,176
Deferred income taxes           10,574        (478)          -      10,096      10,579      (522)         -     10,057


  Total other assets           214,909      18,545     (45,121)    188,333     215,785    17,962    (44,799)   188,948
                              --------     -------    --------    --------    --------   -------   --------   --------

                              $370,052     $62,288    $(45,270)   $387,070    $375,626   $53,840   $(44,839)  $384,627
                              ========     =======    ========    ========    ========   =======   ========   ========

                                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                                       CONSOLIDATING BALANCE SHEETS
                                                              (In thousands)




Liabilities and stockholders
 equity
----------------------------
Revolving line of credit      $ 35,355     $ 8,797    $      -    $ 44,152    $ 33,282   $ 2,218   $      -   $ 35,500
Current portion of long-term
 debt and capital leases         9,736         730           -      10,466       8,492        73          -      9,222
Advances from Guarantor                                                 -           -
 Subsidiaries                        -      32,270     (32,270)                           31,956    (31,956)         -
Accounts payable (c)            25,667       3,233           -      28,900      20,784     2,597          -     23,381
Accrued expenses                14,113       4,664        (132)     18,645      23,939     2,432        (16)    26,355
                               --------     -------    --------    --------    --------   -------   --------   --------

 Total current liabilities      84,871      49,694     (32,402)    102,163      86,497    39,933    (31,972)    94,458
                               -------     -------    --------    --------    --------   -------   --------   --------

Senior Subordinated Notes      110,000           -           -     110,000     110,000         -          -    110,000
Term Loans                      99,125           -           -      99,125     104,375         -          -    104,375
Capital leases                   1,878           -           -       1,878       1,605         -          -      1,605
Other                            1,765         652           -       2,417       1,857     1,057          -      2,914
                              --------     -------    --------    --------    --------   -------   --------   --------

 Total long-term debt (a)      212,768         652           -     213,420     217,837     1,057          -    218,894
                              --------     -------    --------    --------    --------   -------   --------   --------

Total Liabilities              297,639      50,346     (32,402)    315,583     304,334    40,990    (31,972)   313,352
                              --------     -------    --------    --------    --------   -------   --------   --------

Total stockholder's equity
 (deficit) (b)                  72,413      11,942     (12,868)     71,487      71,292    12,850    (12,867)    71,275
                              --------     -------    --------    --------    --------   -------   --------   --------

Total liabilities and
 stockholders' equity         $370,052     $62,288    $(45,270)   $387,070    $375,626   $53,840   $(44,839)  $384,627
                              ========     =======    ========    ========    ========   =======   ========   ========

                                                       HEDSTROM CORPORATION AND SUBSIDIARIES
                                                         CONSOLIDATING INCOME STATEMENTS
                                                                 (In thousands)


                                  Three Months Ended June 30, 1998               Three Months Ended June 30, 1997
                             -------------------------------------------   --------------------------------------

                                          Hedstrom                                      Hedstrom
                              Hedstrom   Subsidiary                         Hedstrom   Subsidiary
                             Subsidiary     Non-    Adjustments/  Total    Subsidiary     Non-     Adjustments/ Total
Statement of Operations      Guarantors  guarantors Eliminations Hedstrom  Guarantors  guarantors  Elimination Hedstrom
-----------------------      ----------  ---------- ------------ --------  ----------  ----------  ----------- --------
Net sales                     $79,535     $9,664      $(5,927)   $83,272     $54,396     $5,614     $(3,896)    $56,114
Cost of sales                  59,672      6,445       (5,926)    60,191      37,940      3,625      (2,527)     39,038
                              -------     ------      -------    -------     -------     ------     -------     -------

Gross profit (loss)            19,863      3,219           (1)    23,081      16,456      1,989      (1,369)     17,076

Selling, general and
 administrative expense        13,411      2,463            -     15,874       8,750        718         (14)      9,454
                              -------     ------      -------    -------     -------     ------     -------     -------

Operating income (loss)         6,452        756           (1)     7,207       7,706      1,271      (1,355)      7,622

Interest expense (c)            6,238        623            -      6,861       2,893        218           -       3,111
                              -------     ------      -------    -------     -------     ------     -------     -------

Income (loss) before
 income taxes                     214        133           (1)       346       4,813      1,053      (1,355)      4,511

Income tax provision
 (benefit) (c)                     12        122            -        134       1,970         20        (285)      1,705
                              -------     ------      -------    -------     -------     ------     -------     -------

Net income (loss)             $   202     $   11      $    (1)   $   212     $ 2,843     $1,033     $(1,070)    $ 2,806
                              =======     ======      =======    =======     =======     ======     =======     =======

                                                        HEDSTROM CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATING INCOME STATEMENTS
                                                              (In thousands)


                                      Six Months Ended June 30, 1998             Six Months Ended June 30, 1997
                             --------------------------------------------  -------------------------------------------
                                          Hedstrom                                      Hedstrom
                              Hedstrom   Subsidiary                         Hedstrom   Subsidiary
                             Subsidiary     Non-     Adjustments/  Total   Subsidiary     Non     Adjustments  Total
Statement of Operations      Guarantors  guarantors  Eliminations Hedstrom Guarantors  guarantors Elimination Hedstrom
-----------------------      ----------  ----------  ------------ -------- ----------  ---------- ----------- --------
Net sales                     $156,274    $ 15,605     $(10,218) $ 161,661  $100,923    $7,024     $(3,896)    $104,051
Cost of sales                  115,110      11,685      (10,279)   116,516    71,344     4,762      (2,527)      73,579
                              --------    --------     --------  ---------  --------    ------     -------     --------

Gross profit                    41,164       3,920           61     45,145    29,579     2,262      (1,369)      30,472
Selling, general and
 administrative expense         26,488       4,201            -     30,689    15,270       986         (14)      16,242
                              --------    --------     --------  ---------  --------    ------     -------     --------


Operating income (loss)         14,676        (281)          61     14,456    14,309     1,276      (1,355)      14,230

Interest expense                12,460       1,183            -     13,643     4,364       219           -        4,583
                              --------    ---------    --------  ---------  --------    ------     -------     --------

Income (loss) before
 income taxes                    2,216      (1,464)          61       813      9,945     1,057      (1,355)       9,647

Income tax provision
 (benefit) (c)                     806        (505)          25       326      3,849        21        (285)       3,585
                              --------     --------    --------  --------   --------    ------     -------     --------

Net income (loss)             $  1,410       $(959)    $     36  $    487    $ 6,096    $1,036     $(1,070)    $  6,062        6,062
                              ========     =======     ========  ========    =======    ======     =======     ========

                                                           HEDSTROM CORPORATION AND SUBSIDIARIES
                                                           CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                                      (In thousands)


                                       Three Months Ended March 31, 1998         Three Months Ended March 31, 1997
                                     ---------------------------------------   ---------------------------------------
                                               Hedstrom                                  Hedstrom
                                    Hedstrom  Subsidiary                      Hedstrom  Subsidiary
                                    Subsidiary   Non-    Adjustment   Total   Subsidiary   Non-   Adjustments   Total
                                    Guarantor guarantor Eliminations Hedstrom Guarantor guarantor Eliminations Hedstrom
                                    --------- --------- ------------ -------- --------- --------- -----------  --------
Cash Flows from operating activities:
  Net income(loss)(c)                 $ 1,410  $ (959)     $   36      $   487    $6,096   $ 1,036   $(1,070)  $ 6,062
  Adjustments to reconcile net income
   (loss) to net cash (used for)
   provided by operating activities
     Depreciation of property, plant
      and equipment and amortization
      of goodwill and deferreds         6,834    1,478           -       8,312     2,614       153         -     2,767
     Deferred income tax provision(c)     (44)       -           -         (44)   (2,676)        -         -    (2,676)
     Changes in current assets and
      current liabilities, net of
      acquisitions:
       Accounts receivable                417    1,265           -       1,682   (30,173)   (2,126)       39   (32,260)
       Inventories                      3,384   (8,649)       (189)     (5,454)    7,830    (1,451)     (140)    6,239
       Prepaid expenses and other
        current assets                     56       10           -          66      979          4         -       983
       Deferred charges and other           -        -           -           -    4,089         12         -     4,077
       Accounts payable(c)              4,884      636           -       5,520      805      1,100       654       949
       Accrued expenses                (9,488)   2,232         153      (7,103)  12,124      1,266       500    13,890
       Other                                -        -           -           -        -          -         -         -
       Net cash(used for) provided by -------  -------     -------     -------  -------    -------   -------   -------
        operating activities            7,453  (3,987)           -       3,466   (8,100)        (6)      (17)   (8,123)
                                      -------  -------     -------     -------  -------    -------   -------   -------

                                                            HEDSTROM CORPORATION AND SUBSIDIARIES
                                                           CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                                     (In thousands)


                                       Three Months Ended March 31, 1998         Three Months Ended March 31, 1997
                                     ---------------------------------------   ---------------------------------------
                                               Hedstrom                                  Hedstrom
                                    Hedstrom  Subsidiary                      Hedstrom  Subsidiary
                                    Subsidiary   Non-    Adjustment   Total   Subsidiary   Non-   Adjustments   Total
                                    Guarantor guarantor Eliminations Hedstrom Guarantor guarantor Eliminations Hedstrom
                                    --------- --------- ------------ -------- --------- --------- -----------  --------

Cash flows from investing activities:
  Acquisitions of property, plant
   and equipment                       (3,621) (1,341)          -      (4,962)   (3,444)       (2)        -     (3,446)
  Acquisition of ERO, Inc.             (3,037)      -           -      (3,037) (122,600)        -         -   (122,600)
  Other Acquisition                         -  (3,500)          -      (3,500)        -         -         -          -
                                       ------  ------     -------     -------  --------   -------   -------   --------
Net cash used for investing
 activities                            (6,658) (4,841)          -     (11,499) (126,044)       (2)        -   (126,046)
                                       ------  ------     -------     -------  --------   -------   -------   --------
Cash flows from financing activities:
  Net proceeds from issuance of
   Senior Subordinated notes                -       -           -           -   110,000         -         -    110,000
  Net proceeds from issuance of
   new term loans                           -       -           -           -   110,000         -         -    110,000
  Equity contribution from
   Holdings (b)                             -       -           -                63,062         -         -     63,062
 Principal payments on term loans      (4,066)      -           -      (4,066)       -          -         -          -
  Equity contribution from
   Holdings (b)                             -       -           -          -         -          -         -          -
  Borrowings on new revolving line
   of credit                            8,652       -           -       8,652    2,700          -         -      2,700
  Repayment of old term loans               -       -           -           -  (91,851)         -         -    (91,851)
  Debt financing cost (b)                   -       -           -           -  (16,550)         -         -    (16,550)
  Borrowings(repayments)on old
   revolving loans of credit, net           -       -           -           -  (38,925)       458         -    (38,467)
  Advances to/(from) Nonguarantor
   subsidiaries                        (8,136)  8,136           -           -        -          -         -          -
  Other                                   241    (405)          -        (164)  (2,093)         -         -     (2,093)
                                       ------  ------     -------     -------  -------    -------   -------   --------
Net increase(decrease)in cash and
 cash equivalents                      (3,309)  7,731           -       4,422   136,343       458         -     136,801
                                       ------  ------     -------     -------  --------   -------   -------   ---------
Cash and cash equivalents              (6,498)   (598)          -      (3,611)    2,199       450       (17)      2,632

   Beginning of period                  8,984   1,860           -      10,844       467        66         -         533
                                       ------  ------     -------     -------  --------   -------   -------   ---------
   End of period                       $6,470  $  763     $     -     $ 7,233  $  2,666   $   516   $   (17)    $ 3,165
                                       ======  ======     =======     =======  ========   =======   =======   =========

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

         NOTE 8 - SUBSEQUENT EVENTS:

         On July 24, 1998 the Company acquired 100% of the outstanding shares of Backyard Products Limited, which has annual sales of approximately $13.9 million, is a leading Canadian manufacturer and supplier of wood gym sets and accessories. The purchase price of approximately $17.1 million was financed through an amendment to the Company's existing Senior Credit Facilities, which increased the Tranche B Term Loan to $65 million. The $30 million proceeds from the amendment was used to fund the acquisition as well as pay down borrowings under the revolving credit facility. The acquisition will be accounted for as a purchase; accordingly, the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of the acquisition. The estimated value of assets acquired was $7.5 million and the liabilities assumed was $4.2 million.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

         OPERATIONS AND FINANCIAL CONDITION

         The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements. These risks, which are further detailed below as well as included in the Registration Statement on Form S-1 of the Company and Hedstrom as filed with the Securities and Exchange Commission (File Nos. 333-32385-05 and 333-32385), include, but are not limited to, the Company's recent net losses, substantial leverage and debt service, financing restrictions and covenants, reliance on key customers, dependence on key licenses and obtaining new licenses, raw materials prices and product liability risks. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward - looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "pro-forma," "anticipates" or intends' or the negative of any thereof, or other variations or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, undue reliance should not be placed on any forward-looking statements. The Company and Hedstrom disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

         Results of Operations

             The following table sets forth net sales and gross profit for each of Hedstrom's operating divisions for the periods indicated:


                                     Three months           Six Months
                                    Ended June 30,         Ended June 30,
                                     1998    1997           1998    1997
                                     ----    ----           ----    ----
         Net sales
           Bedford Division.......   $42.1   $27.8          $82.0   $58.7
           Ashland Division.......    10.6    11.0           24.3    24.8
           International Division..    8.8     3.3           13.9     6.6
           ERO Division............   11.9     5.6           25.5     5.6
           Amav Division...........    9.9     8.4           16.0     8.4
                                     -----   -----         ------  ------
                Total net sales      $83.3   $56.1         $161.7  $104.1
                                     =====   =====         ======  ======

         Gross profit:
           Bedford Division........  $ 9.7   $ 7.8          $19.4   $16.2
           Ashland Division........    3.2     3.5            7.3     7.7
           International Division..    2.0     0.8            3.2     1.6
           ERO Division............    4.1     1.8           10.1     1.8
           Amav Division...........    4.1     3.2            5.1     3.2
                                     -----   -----          -----   -----
                 Total gross profit  $23.1   $17.1          $45.1   $30.5
                                     =====   =====          =====   =====

         A comparison of the Company's results of operations for the three months and six months ended June 30, 1998 with the same period in 1997 is necessarily affected by the impact of the consummation of the acquisition of ERO on June 12, 1997. Due to the inclusion of ERO's results from and after June 12, 1997, management does not believe the comparison of operating results with the same period in 1997 is meaningful.

         Net Sales. Net sales for the second quarter ended June 30, 1998 increased to $83.3 million from $56.1 million for the comparable prior year quarter, an increase of $27.2 million. The increase was attributable to increased sales at the Bedford Division, the inclusion of the ERO and AMAV Divisions and increased sales at the International Division. Net sales of the Bedford Division increased by $14.3 million for the second quarter of 1998 versus the prior year comparable period. The Bedford Division increase was primarily a result of increased sales of trampolines due to the business acquired from Bollinger Industries, Inc. and increased gym set sales as a result of increased market share. The inclusion of the ERO and AMAV Divisions acquired in June 1997 resulted in an increase in net sales of $ 7.8 million for the quarter ended June 30, 1998 compared to the comparable period in 1997. The net sales of the International division increased to $8.8 million for the second quarter 1998 from $3.3 million in the comparable quarter of 1997.
         The International Division increase can be attributed to the acquisition of certain assets of a U.K. Manufacturer made during the first quarter of 1998. and sales associated with the acquisition of M.A. Henry Limited in August of 1997. Net sales for the Ashland Division for the second quarter of 1998 versus the second quarter of 1997 remained relatively unchanged.

         Net sales for the six months ended June 30, 1998 versus the six months ended June 30, 1997 increased to $161.7 million from $104.1 million an increase of $57.6 million. The increase was attributable to the inclusion of the ERO and AMAV Divisions and increased sales
         at the Bedford and International Divisions.   The inclusion of the
         ERO and AMAV Divisions resulted in an increase in net sales of $27.5 million for the six months ended June 30, 1998 compared to the comparable period in 1997. Net sales of the Bedford Division increased by $23.3 million for the second quarter of 1998 versus the prior year comparable period. The Bedford Division increase is primarily a result of increased sales of trampolines due to the business acquired from Bollinger Industries, Inc. and increased gym set sales as a result of increased market share. The net sales of the International division increased to $13.9 million for the first six months of 1998 from $6.6 million in the comparable period of 1997. The International Division increase can be attributed to the acquisition of certain assets of a U.K. Manufacturer made during the first quarter of 1998 and sales associated with the acquisition of M.A. Henry Limited in August of 1997. Net sales for the Ashland Division for the first six months of 1998 versus the same period of 1997 remained relatively unchanged.

         Gross Profit.  Gross profit for the second quarter ended June
         30, 1998 increased by $6.0 million to $23.1 million as compared to $17.1 million for the quarter ended June 30, 1997 as a result of higher consolidated net sales. As a percentage of consolidated net sales, consolidated gross profit percentage decreased to 27.7% in the second quarter of 1998 from 30.5% for the second quarter of 1997. The decrease was primarily the result of the Bedford Division's gross profit margin decreasing to 23.0% for the second quarter of 1998, from 28.1% for the quarter ended June 30, 1997.
         The decline in the Bedford Division's gross profit percentage was due to increased sales of trampolines, which carry a lower overall gross profit margin, and decreased wood kit sales, which generally carry a higher overall gross margin. These unfavorable product sales mix items at the Bedford Division were partially offset by lower material costs. In addition, slight decreases in the gross margin percentage of the Ashland and International Divisions were offset by the inclusion of the ERO and AMAV Divisions whose combined gross profit margins of 37.6% for the second quarter ended June 30, 1998 were higher than the other divisions of Hedstrom.

         Gross profit for the six months ended June 30, 1998 increased by $14.6 million to $45.1 million as compared to $30.5 million for the six months ended June 30, 1997 as a result of higher consolidated net sales. As a percentage of consolidated net sales, consolidated gross profit percentage decreased to 27.9% for the six months ended June 30, 1998 from 29.3% for the comparable prior year period. The decrease was primarily the result of the Bedford Division's gross profit margin decreasing to 23.7% for the six months ended June 30, 1998, from 27.6% for the six months ended June 30, 1997. The decline in the Bedford Division's gross profit percentage was due to increased sales of trampolines, which carry a lower overall gross profit margin, and decreased wood kit sales, which generally carry a higher overall gross margin. These unfavorable product sales mix items at the Bedford Division were partially offset by lower material costs. The decrease in the consolidated gross profit percentage was partially offset by the inclusion of the ERO and AMAV Divisions, which had a higher gross profit margin of 36.6% for the six month period ended June 30, 1998, than the other divisions of Hedstrom. Gross profit margin at the Ashland Division for the six months ended June 30, 1998 decreased slightly to 30.0% from 31.0% versus the comparable period in 1997 due to unfavorable product sales mix.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.4 million to $ 15.9 million in the second quarter ended June 30, 1998 versus $9.5 million in the prior years second quarter. As a percentage of net sales, selling, general and administrative expenses increased to 19.1% from 16.8%. For the six months ended June 30, 1998 selling, general and administrative expenses increased $14.5 million to $30.7 million from $16.2 million in the six months ended June 30, 1997. Expressed as a percentage of sales, selling, general and administrative expenses increased to 19.0% from 15.6%. The increases for the three and six month periods ended June 30, 1998 were primarily due to the inclusion of the ERO and AMAV Divisions which experience relatively high selling, general and administrative expenses, and include the amortization of acquisition-related intangible assets and royalty expense.

         Interest expense. Interest expense for the three and six month periods ended June 30, 1998 versus June 30, 1997 increased as a result of the incurrence of Acquisition-related indebtedness.

         Income Tax Expense. Holdings effective tax rate for the quarter ended June 30, 1998 was 42.2% versus 37.7% for the quarter ended June 30, 1997. The effective tax rate for the six months ended June 30, 1998 was 41.7% compared to 37.1% for the prior year comparable period. The increase was attributable to the acquisition of ERO, which generated a large amount of non-deductible goodwill.

         Liquidity and Capital Resources of the Company

           Working Capital and Cash Flows

         Net cash provided from the operating activities was $3.5 million for the six months ended June 30, 1998. The cash provided by operations reflects the seasonal nature of sales. The ERO and Amav Divisons Sales and Accounts Receivable build during the second half of the year and are liquidated in the first half of the following year. The Bedford, Ashland and International Divisions build Sales and Accounts Receivable during the first half of the year and liquidate during the second half of the year.

         Net cash used for investing activities was $11.5 million during the six months ended June 30, 1998, including $5.0 million used for the acquisition of property, plant and equipment, $3.0 million of contingency payments relating to the ERO Acquisition as discussed in
         Note 2 and $3.5 million used to purchase certain assets of a United Kingdom Manufacturer.

         Net cash provided for financing activities was $4.4 million representing net proceeds on the Companies revolving loan to fund operating cash requirements of $8.7 million offset by the $4.3 million of principal payments on the Companies term loans.

           Liquidity

         Interest payments on the Senior Subordinated Notes and interest and principal payments under the Senior Credit Facilities, as detailed in the Registration Statements, represent significant cash requirements for the Company. The senior subordinated notes require semiannual interest payments of $5.5 million commencing in December 1997. Borrowings under the Senior Credit Facilities will bear interest at floating rates and will require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings under the Senior Credit Facilities consisted of $110 million under the Term Loan Facilities, comprised of a $75 million Tranche A Term Loan maturing in 2003 and a $35 million Tranche B term loan maturing in 2005 (subsequent to June 30, 1998 the Tranche B Term Loan was amended to $65 million to allow for the acquisition of Backyard Products Limited, see further discussion at
         Note 8 of the Notes to Consolidated Financial Statements.) In addition, the Senior Credit Facilities include a $70 million Revolving Credit Facility.

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

         The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. As of June 30, 1998, approximately $21.3 million was available to the Company as cash and available borrowings under the Revolving Credit Facility (subject to borrowing base limitations). Management believes that cash generated from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet the Company's working capital and capital expenditures needs for the foreseeable future.

           Year 2000 Date Conversion

         The Company recognizes the need to ensure that its operations will not be adversely impacted by year 2000 software failures. The company has established processes for evaluating and managing the risks and costs associated with the problem and is currently in the process of implementing necessary changes. It is anticipated that implementation will be completed by February 1999. The additional cost of achieving Year 2000 compliance is estimated to be approximately $500,000 and will be incurred through December 1999. The Company is in the process of conducting an additional assessment of certain year 2000 issues on their manufacturing equipment, time based operating equipment and significant suppliers which will be completed during 1999. It is anticipated that corrective action, if any, will be made by year 2000.

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

                        10.1 - Stock Purchase Agreement, dated July 24,
                               1998 by and between Hedstrom Corporation and Richard Boyer.

                        10.2 - Amendment Number Three dated July 24, 1998
                               to the Credit Agreement, dated as of June
                               12, 1997, among Hedstrom Corporation, Hedstrom Holdings, Inc., the financial institution party thereto and Credit Suisse First Boston, as agent.

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

         Date: August 13, 1998





         HEDSTROM HOLDINGS, INC.

         HEDSTROM CORPORATION


                                         /s/ David F. Crowley

                                            David F.Crowley
                                        Chief Financial Officer