Form 10-Q
period 1998-09-30
HEDSTROM HOLDINGS INC
filed 1998-11-17
CIK 1042422

FORM 10-Q

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC. 20549

                                  QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

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

         Yes  X   No

         At November 13, 1998, there were outstanding: (i) 36,142,883 shares of the Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc., (ii) 31,520,000 shares of the Non-Voting Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc. and
         (iii) 10 shares of the Common Stock, par value $.01 per share, of Hedstrom Corporation.

                               HEDSTROM HOLDINGS, INC.


                                 HEDSTROM CORPORATION

                                      FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                  TABLE OF CONTENTS


                                                                    Page

                                                                   Number



                     PART I  FINANCIAL INFORMATION

         Item 1. Financial Statements

             Consolidated Balance Sheets
               As of September 30, 1998 and December 31, 1997

             Consolidated Income Statements
               Three months ended September 30, 1998 and 1997
               Nine months ended September 30, 1998 and 1997

             Consolidated Statements of Cash Flows
               Nine months ended September 30, 1998 and 1997

             Consolidated Statement of Stockholders' Equity
               As of and for the nine months ended September
               30, 1998

             Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of
         Results of Operations
               and Financial Condition

                      PART II  OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K


         Signature

PART I - FINANCIAL INFORMATION

ITEM 1      Financial Statements

                      HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                     September 30,      December 31,
                                                         1998              1997                       1997
                                                     -------------      ------------
                                                      (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $  3,546          $ 10,844
  Trade accounts receivable, net of
   allowance for doubtful accounts                       64,213            82,702
  Inventories                                            61,411            47,464
  Deferred income taxes                                   7,050             7,045
  Prepaid expenses and other current assets               4,719             4,801
                                                       --------          --------
TOTAL CURRENT ASSETS                                    140,939           152,856

PROPERTY, PLANT AND EQUIPMENT, at cost,
 net of accumulated depreciation                         45,619            42,823
                                                       --------          --------
OTHER ASSETS:
  Deferred charges, net of accumulated
   amortization                                          15,996            18,861
  Goodwill, net of accumulated
   amortization                                         176,265           161,176
  Deferred income taxes                                  10,096            10,057
                                                       --------          --------
TOTAL OTHER ASSETS                                      202,357           190,094
                                                       --------          --------
TOTAL ASSETS                                           $388,915          $385,773
                                                       ========          ========

                      HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                     September 30,      December 31,
                                                         1998              1997                     1997
                                                     -------------      ------------
                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                             $ 23,600          $ 35,500
  Current portion of long-term debt
   and capital leases                                    11,924             9,222
  Accounts payable                                       22,661            23,381
  Accrued expenses                                       17,502            25,824
                                                       --------          --------
TOTAL CURRENT LIABILITIES                                75,687            93,927
                                                       --------          --------
LONG-TERM DEBT:
  Senior Subordinated Notes                             110,000           110,000
  Senior Discount Notes                                  25,756            23,288
  Term Loans                                            124,484           104,375
  Notes payable to related parties                        2,500             2,500
  Capital leases                                          1,796             1,605
  Other                                                   2,069             2,914
                                                       --------          --------
TOTAL LONG-TERM DEBT                                    266,605           244,682
                                                       --------          --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value,
   10,000,000 shares authorized, no
   shares issued and outstanding                              -                 -
  Common stock, $0.01 par value,
   100,000,000 shares authorized,
   36,142,883 and 36,142,883 shares issued
   and outstanding, respectively                            361               361
  Non-voting common stock, $0.01 par value,
   40,000,000 shares authorized, 31,520,000
   and 31,520,000 issued and outstanding,
   respectively                                             315               315
  Additional paid-in capital                             51,553            51,553
  Foreign currency translation adjustment                  (871)             (778)
  Accumulated deficit                                    (4,735)           (4,287)
                                                       --------          --------
TOTAL STOCKHOLDERS' EQUITY                               46,623            47,164
                                                       --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS'                    $388,915          $385,773
                                                       ========          ========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                           HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                              CONSOLIDATED INCOME STATEMENTS
                           (In thousands, except per share data)
                                        (Unaudited)

                                            For the three months ended September 30,
                                            ---------------------------------------
                                                       1998           1997
                                                       ----           ----
Net sales                                            $64,353        $61,462
Cost of sales                                         40,809         41,722
                                                     -------        -------
Gross profit                                          23,544         19,740
Selling, general and administrative expense           15,383         14,416
                                                     -------        -------
Operating income                                       8,161          5,324
Interest expense                                       7,896          6,800
                                                     -------        -------
Income (loss) before income taxes                        265         (1,476)
Income tax (benefit) expense                             115           (557)
                                                     -------        -------
Net income (loss)                                    $   150        $  (919)
                                                     -------        -------
Basic earnings (loss) per share:
 Net income (loss) per share                           $0.00         ($0.01)
 Weighted average number of common shares
  outstanding (in thousands)                          67,633         68,122

 Diluted earnings (loss) per share:
  Net income (loss) per share                          $0.00         ($0.01)
  Weighted average number of common shares
   outstanding (in thousands)                         68,968         68,122

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                           HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                              CONSOLIDATED INCOME STATEMENTS
                           (In thousands, except per share data)
                                        (Unaudited)

                                              For the nine months ended September 30,
                                              --------------------------------------
                                                        1998          1997
                                                        ----          ----
Net sales                                             $226,014      $165,513
Cost of sales                                          157,325       115,301
                                                      --------      --------
Gross profit                                            68,689        50,212
Selling, general and administrative expense             46,072        30,658
                                                      --------      --------
Operating income                                        22,617        19,554
Interest expense                                        23,377        11,509
                                                      --------      --------
Income (loss) before income taxes                         (760)        8,045
Income tax (benefit) expense                              (312)        2,979
                                                      --------      --------
Net income (loss)                                     $   (448)     $  5,066
                                                      --------      --------
Basic earnings (loss) per share:
 Net income (loss) per share                            ($0.01)        $0.11
 Weighted average number of common shares
  outstanding (in thousands)                            67,663        47,108

Diluted earnings (loss) per share:
  Net income (loss) per share                           ($0.01)        $0.11
  Weighted average number of common shares
   outstanding (in thousands)                           67,663        47,108

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                       (Unaudited)
                                                         For the nine months ended September 30
                                                         --------------------------------------
                                                                  1998          1997
                                                                  ----          ----
Cash flows from operating activities:
  Net income (loss)                                           $   (448)      $  5,066
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
    Depreciation of property, plant and equipment and
     amortization of goodwill                                    9,572          7,614
    Amortization of deferred financing fees                      5,333              -
    Deferred income tax benefit                                    (44)         3,301
    Changes in current assets and current
     liabilities, net of  acquisitions:
      Accounts receivable                                        19,591       (21,834)
      Inventories                                              (10,892)       (3,474)
      Prepaid expenses and other current assets                    172          (270)
      Accounts payable                                          (1,678)       (1,497)
      Accrued expenses                                          (8,435)       (3,096)
                                                              --------       -------
Net cash provided by (used for) operating activities            13,171       (14,190)
                                                              --------       -------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment                 (7,305)        (5,336)
  Acquisition of ERO, Inc.                                      (3,037)      (122,600)
  Acquisition of Backyard Products Ltd.                        (16,805)             -
  Other acquisitions                                            (3,579)        (2,249)
                                                              --------       --------
Net cash used for investing activities                         (30,726)      (130,185)
                                                              --------       --------

                          HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                       (Unaudited)
                                                         For the nine months ended September 30
                                                         --------------------------------------
                                                                  1998          1997
                                                                  ----          ----
Cash flows from financing activities:
  Net proceeds from issuance of Senior
   Subordinated Notes                                                -        110,000
  Net proceeds from issuance of new term loans                       -        110,000
  Proceeds from term loans                                      30,000              -
  Net proceeds from issuance of Senior
   Discount Notes                                                    -         21,618
  Principal payments on Term Loans                              (7,249)             -
  Borrowings on Revolving Credit Facility, net                 (11,900)         8,300
  Repayments of old term loans                                       -        (91,393)
  Repayments of old revolving lines of
   credit, net                                                       -        (38,925)
  Debt financing costs                                               -        (17,800)
  Net proceeds from issuance of voting
   common stock                                                      -          3,982
  Net proceeds from issuance of non-voting
   common stock                                                      -         37,462
  Other                                                           (594)         1,897
                                                              --------       --------
Net cash provided by financing activities                       10,257        145,141
                                                              --------       --------
Net increase (decrease) in cash and cash
 equivalents                                                    (7,298)           766

Cash and cash equivalents:
  Purchased cash                                                     -            855
  Beginning of period                                           10,844            533
                                                              --------       --------
  End of period                                               $  3,546       $  2,154
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

                    HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (In thousands, except shares)
                                  (Unaudited)


                                     Common Stock                     Foreign
                                    --------------      Additional   Currency
                                                  Par    Paid-In    Translation   Accumulated
                                    Shares       Value    Capital    Adjustment     Deficit     Total
                                   ---------------------------------------------------------  --------
Balance at December 31, 1997       67,662,883    $676    $51,553     $(778)       $(4,287)    $47,164
 Foreign currency translation
  adjustment                                -       -          -       (93)             -         (93)
  Net loss                                  -       -          -         -           (448)       (448)
                                   ---------------------------------------------------------  --------
Balance at September 30, 1998      67,662,883    $676    $51,553     $(871)       $(4,735)    $46,623
                                   ===================================================================

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                 HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (unaudited)

 NOTE 1 - PRINCIPLES OF CONSOLIDATION:

The accompanying interim consolidated financial statements include the accounts of Hedstrom Holdings, Inc. (Holdings) and its wholly owned subsidiary, Hedstrom Corporation (Hedstrom, and together with Holdings, the Company). Effective June 12, 1997, the Company acquired ERO, Inc.
(ERO), which became a wholly owned subsidiary of Hedstrom (see Note 2). The accompanying consolidated financial statements reflect the operations of ERO since June 1, 1997. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows of the Company. Certain prior period amounts have been reclassified to conform with the current period presentation. All intercompany balances and transactions have been eliminated in consolidation.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission.

The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

  Holdings and Hedstrom required approximately $301.1 million in cash to consummate the Acquisition, including approximately (i) $122.6 million paid in connection with the Tender Offer and the Merger, (ii) $82.6
million paid  in  connection  with    the ERO  Refinancing,  (iii)  $74.9
million paid in connection with the Hedstrom Refinancing and (iv) $21.0 million incurred in respect of fees and expenses. The funds required to consummate the Acquisition were provided by (i) $75.0 million of term loans under a new six-year senior secured term loan facility (the "Tranche A Term Loan Facility"), (ii) $35.0 million of term loans under a new eight-year senior secured term loan facility (on July 24, 1998 the Tranche B Term Loan was increased to $65.0 million to allow for the acquisition of Backyard Products Limited, see further discussion at Note
8) (the "Tranche B Term Loan Facility" and, together with the Tranche A Term Loan Facility, the "Term Loan Facilities"), (iii) $16.1 million of borrowings under a new $70.0 million senior secured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facilities, the "Senior Credit Facilities"), (iv) $110.0 million of gross proceeds from the offering by Hedstrom of 10% Senior Subordinated Notes Due 2007 (the "Senior Subordinated Notes"), (v) $25.0 million of gross proceeds from the offering by Holdings of 44,612 units consisting of 12% Senior Discount Notes Due 2009 (the "Discount Notes") and 2,705,896 shares of Common Stock, $.01 par value per share, of Holdings ("Holdings Common Stock") and (vi) $40.0 million of gross proceeds from the private placement of 31,520,000 shares of Non-Voting Common Stock, $.01 par value per share, of Holdings ("Holdings Non-Voting Common Stock") and 480,000 shares of Holdings Common Stock. The Revolving Credit Facility is also used to finance certain seasonal working capital requirements.

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
                                     ========


  The unaudited pro forma results below assume the Acquisition occurred at the beginning of the nine month period ended September 30, 1997 (in thousands, except per share amounts):

                                          Nine Months Ended
                                         September 30, 1997
                                         ------------------
           Net sales                         $ 203,817
           Net loss                          $    (538)
           Net loss per share basic          $   (0.01)
           Net loss per share diluted        $   (0.01)

The above pro forma results include adjustments to give effect to amortization of goodwill, interest expense related to the Senior Subordinated Notes, the Discount Notes and the Senior Credit Facilities and cost savings resulting from the rationalization of the sales, marketing and general and administrative functions, closings of duplicate facilities and reductions in external administrative expenditures including legal, insurance, tax, audit and public relations expenditures. These cost savings reflect personnel terminations that have already occurred or that have been formally communicated to the employees, closings of duplicate facilities that have occurred and reductions in external administrative expenses that have been negotiated, together with the related tax effects. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition of ERO been consummated and had the cost actions giving rise to the cost savings been implemented as of the beginning of the nine month period ended September 30, 1997 nor are they necessarily indicative of future operating results.

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


NOTE 4 - INVENTORIES:

Inventories at September 30, 1998 and December 31, 1997 consist of the following (in thousands):

                                    September 30,     December 31,
                                       1998              1997
                                    ------------      -----------
Raw materials                        $20,948           $16,502
Work-in-process                        7,325             5,690
Finished goods                        33,138            25,272
                                     -------           -------
                                     $61,411           $47,464
                                     =======           =======

NOTE 5 - DEBT:

Debt consists of the following (in thousands):


                                   September 30,     December 31,
                                      1998              1997
                                  -------------      -----------

Senior Subordinated Notes           $110,000          $110,000
Term Loans                           136,408           112,375
Revolving Credit Facility             23,600            35,500
Senior Discount Notes                 25,756            23,288
Other                                  6,365             8,241
                                    --------          --------
                                    $302,129          $289,404
                                    ========          ========

  The recent and well-publicized changes in inventory policies and purchasing practices of Toys R Us - the Company's largest customer in 1997 - and, to a lesser extent, those of the Company's other customers have adversely affected the 1998 sales levels of the Company and of the industry generally. Management anticipates that the effects of these changes will persist at least through the fourth quarter of 1998. As a consequence, it is projected that the Company will not be in compliance with certain financial covenants under its Senior Credit Facilities as of the end of 1998. The Company has notified the agent for the Company's senior lenders of these developments and will soon commence discussions with its senior lenders regarding possible amendments to the financial covenants under the Senior Credit Facilities. Although the Company anticipates that it will be able to obtain the necessary amendments, there can be no assurances as to the outcome of the Company's discussions with its senior lenders.

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

Term Loans and Revolving Credit Facility

As discussed in Note 2, the Company obtained the Senior Credit Facilities in connection with the Acquisition. The Senior Credit Facilities consist of (a) the six-year $75.0 million Tranche A Senior Secured Term Loan Facility; (b) the eight-year $65.0 million Tranche B Senior Secured Term Loan Facility (As discussed in Note 8, on July 24, 1998 the Tranche B Term Loan was increased from $35.0 million to $65.0 million to, among other things, allow for the acquisition of Backyard Products Limited); and (c) the Senior Secured Revolving Credit Facility providing for revolving loans to the Company and the issuance of letters of credit for the account of the Company in an aggregate principal and stated amount at any time not to exceed $70.0 million. Borrowings under the Revolving Credit Facility are available based upon a borrowing base not to exceed 85% of eligible accounts receivable and 50% of eligible inventory.

At the Company's option, the interest rates per annum applicable to the Senior Credit Facilities are either (i) the Eurocurrency Rate (as defined) plus 2.5% in the case of the Tranche A Term Loan Facility and the Revolving Credit Facility or 3.0% in the case of the Tranche B Term Loan Facility or (ii) the Alternate Base Rate (as defined) plus 1.5% in the case of the Tranche A Term Loan Facility and the Revolving Credit Facility or 2.0% in the case of the Tranche B Term Loan Facility. The Alternate Base Rate is the highest of (a) Credit Suisse First Boston's Prime Rate (as defined) or (b) the federal funds effective rate from time to time plus 0.5%. The applicable margin in respect of the Tranche A Term Loan Facility and the Revolving Credit Facility is adjusted from time to time by amounts to be agreed upon based on the achievement of certain financial performance targets.

The obligations of the Company under the Senior Credit Facilities are unconditionally, fully and irrevocably guaranteed (jointly and severally) by Holdings and each of the Company's direct or indirect domestic subsidiaries (collectively, the Senior Credit Facilities Guarantors).
In addition, the Senior Credit Facilities are secured by first priority or equivalent security interests in (i) all the capital stock of, or other equity interests in, each direct or indirect domestic subsidiary of the Company and 65% of the capital stock of, or other equity interests in, each direct foreign subsidiary of the Company, or any of its domestic subsidiaries and (ii) all tangible and intangible assets (including, without limitation, intellectual property and owned real property) of the Company and the Senior Credit Facilities Guarantors.

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

Senior Discount Notes

In connection with the acquisition, Holdings received $25.0 million of gross proceeds from the issuance by Holdings of 44,612 units, consisting of the Discount Notes and 2,705,896 shares of Holdings common stock. Of the $25.0 million in gross proceeds, $3.4 million ($1.25 per share) was allocated to the shares of Common Stock, based upon management's estimate of fair market value, and $21.6 million was allocated to Discount Notes.

The Discount Notes are unsecured obligations of Holdings and have an aggregate principle amount at maturity (June 1, 2009) of $44.6 million, representing a yield to maturity of 12%. No cash interest will accrue on the Discount Notes prior to June 1, 2002. Thereafter, cash interest will be payable on June 1 and December 1 of each year, commencing December 1, 2002.

Except as set forth below, the Discount Notes are not redeemable at the option of Holdings prior to June 1, 2002. On and after such, the Discount Notes will be redeemable, at Holdings' option, in whole or in part, at the following redemption prices (expressed in percentages of principal amount at maturity), plus accrued and unpaid interest to the redemption date:

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

Other Debt

Other debt consists of a $2.5 million note payable by Holdings to the previous owners of Holdings, as well as various other mortgages, capital leases and equipment loans. The $2.5 million note payable bears interest at 10% per annum and is payable at the earlier of April 30, 2002, or when the Company has met certain cash flow levels. The mortgages and equipment loans have varying interest rates and maturities.

NOTE 6 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

Holdings has adopted SFAS No. 130, _Reporting Comprehensive Income_, as of January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. Holdings Comprehensive Income for the quarter ended and nine months ended September 30, 1998 would be as follows (in thousands):

                                             3 months   9 months
                                             --------   --------
     Net income (loss)                         $150      $(448)
     Foreign currency translation
     adjustments (net of tax)                   107        (55)
                                               ----      -----
     Comprehensive income (loss)               $257      $(503)
                                               ====      =====

Adjustments to other non-owner changes will be reflected in comprehensive income and cumulative comprehensive income that will be reported in the consolidated statement of shareholders' equity in Holding's Annual Report on Form 10-K for the fiscal year ending December 31, 1998.

Holdings has adopted SFAS No. 131, Disclosure about Segments of An Enterprise and Related Information, as of January 1, 1998. This pronouncement changes the requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments. SFAS No. 131 requires companies to select segments based on their internal reporting system. Hedstrom is assessing the impact on its disclosures of this pronouncement. As required by SFAS No 131, compliance with the respective reporting requirements will be reflected in Holdings 1998 Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Holdings has adopted SFAS No. 132, Employees' Disclosures about Pension and Other Postretirement Benefits, as of January 1, 1998. This pronouncement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, however, it does require additional information on changes in the benefit obligations and fair values of plan assets in order to facilitate financial analysis. Management does not believe that SFAS No. 132 will have a significant impact on Holdings' financial statements.

The Financial Accounting Standards Board has issued SFAS No. 133, Accounting for Derivative and Similar Financial Instruments For Hedging Activities. This pronouncement revises the accounting for derivative financial instruments. It requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of this statement is required for fiscal years beginning after June 15, 1999. The Company has entered into interest rate swap agreements to hedge exposure to variable interest rate debt. The Company will recognize these derivatives at fair value in its financial statements if these agreements are outstanding as of January 1, 1999. The adoption of this pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

The Financial Accounting Standards Board has issued SFAS No. 134
Accounting For Mortgage-Backed Securities. SFAS No. 134 will have no effect on the financial condition or results of operations of the Company.

NOTE 7 - SUBSIDIARY GUARANTORS / NONGUARANTORS FINANCIAL INFORMATION:

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

                              HEDSTROM CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATING BALANCE SHEETS
                                         (In thousands)

                                    At  September 30, 1998                        At December 31, 1997
                            ------------------------------------------ -----------------------------------------------
                                        Hedstrom                                     Hedstrom
                             Hedstrom  Subsidiary                        Hedstrom   Subsidiary
                            Subsidiary   Non-     Adjustment   Total    Subsidiary     Non-      Adjustments/   Total
   Assets                   Guarantor  guarantor  Eliminations Hedstrom Guarantors  guarantors  Eliminations  Hedstrom
========================== ==========  =========  ============ ======== ==========  ==========  ============  ========
Current assets:
 Cash and cash equivalents $  1,941    $ 1,605    $      -   $  3,546    $  8,984    $  1,860     $      -    $ 10,844
 Accounts receivable, net    53,735     10,478           -     64,213      73,625       9,077            -      82,702
 Inventories                 44,155     17,416        (160)    61,411      38,429       9,075          (40)     47,464
 Deferred income taxes(c)     7,050          -           -      7,050       7,045           -            -       7,045
 Prepaid expenses and other
  current assets              4,380        339           -      4,719       4,310         491            -       4,801
                           --------    -------    --------   --------    --------    --------     --------    --------
   Total current assets     111,261     29,838        (160)   140,939     132,393      20,503          (40)    152,856
                           --------    -------    --------   --------    --------    --------     --------    --------
 Property, plant, and
  equipment, net             29,249     16,370           -     45,619      27,448      15,375            -      42,823
                           --------    -------    --------   --------    --------    --------     --------    --------
Other assets:
 Investment in and advances
  to Nonguarantor
  Subsidiaries               45,080          -     (45,080)         -      44,799           -      (44,799)          -
 Deferred charges, net       15,006          -           -     15,006      17,715           -            -      17,715
 Goodwill, net              157,207     19,058           -    176,265     142,692      18,484            -     161,176
 Deferred income taxes       10,574       (478)          -     10,096      10,579        (522)           -      10,057
                           --------    -------    --------   --------    --------    --------     --------    --------
   Total other assets       227,867     18,580     $45,240    201,367     215,785      17,962      (44,799)    188,948
                           --------    -------    --------   --------    --------    --------     --------    --------
Total assets               $368,377    $64,788     $45,240   $387,925    $375,626    $ 53,840     $(44,839)   $384,627
                           ========    =======    ========   ========    ========    ========     ========    ========

                              HEDSTROM CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATING BALANCE SHEETS
                                         (In thousands)

                                    At  September 30, 1998                        At December 31, 1997
                            ------------------------------------------ -----------------------------------------------
                                        Hedstrom                                     Hedstrom
                             Hedstrom  Subsidiary                        Hedstrom   Subsidiary
                            Subsidiary   Non-     Adjustment   Total    Subsidiary     Non-      Adjustments/   Total
                            Guarantor  guarantor  Eliminations Hedstrom Guarantors  guarantors  Eliminations  Hedstrom
                            ==========  =========  ============ ======== ==========  ==========  ============  ========
  Liabilities and
  stockholders' equity
==========================
Current liabilities:
  Revolving line of credit $ 14,551    $ 9,049    $      -     $23,600   $ 33,282     $ 2,218     $      -    $ 35,500
  Current portion of long
   term debt and capital
   leases                    11,184        740           -      11,924      8,492         730            -       9,222
  Advances from Guarantor
   Subidiaries                    -     32,270     (32,270)          -          -      31,956      (31,956)          -
  Accounts payable (c)       18,574      4,087           -      22,661     20,784       2,597            -      23,381
  Accrued expenses           13,821      5,309        (132)     18,998     23,939       2,432          (16)     26,355
                           --------    -------    --------   ---------   --------     -------     --------    --------
   Total current
    liabilities              58,130     51,455     (32,402)     77,183     86,497      39,933      (31,972)     94,458
                           --------    -------    --------   ---------   --------     -------     --------    --------
  Senior Subordinated
   Notes                    110,000          -           -     110,000    110,000           -            -     110,000
  Term Loans                124,484          -           -     124,484    104,375           -            -     104,375
  Capital leases              1,796          -           -       1,796      1,605           -            -       1,605
  Other                       1,675        394           -       2,069      1,857       1,057            -       2,914
                           --------    -------    --------   ---------   --------     -------     --------    --------
   Total long-term debt(a)  237,955        394           -     283,349    217,837       1,057            -     218,894
                           --------    -------    --------   ---------   --------     -------     --------    --------
 Total liabilities          296,085     51,849     (32,402)    315,532    304,334      40,990      (31,972)    313,352
                           --------    -------    --------   ---------   --------     -------     --------    --------

 Total stockholder's
  equity                     72,292     12,939     (12,838)     72,393     71,292      12,850      (12,867)     71,275
                           --------    -------    --------   ---------   --------     -------     --------    --------
 Total liabilities and
  stockholders' equity     $368,377    $64,788    $(45,240)   $387,925   $375,626     $53,840     $(44,839)   $384,627
                           ========    =======    ========   =========   ========     =======     ========    ========

                               CONSOLIDATING INCOME STATEMENTS
                                         (In thousands)

                             Three Months Ended September 30, 1998          Three Months Ended September 30, 1997
                          ------------------------------------------- -----------------------------------------------
                                      Hedstrom                                     Hedstrom
                           Hedstrom  Subsidiary                       Hedstrom    Subsidiary
                          Subsidiary    Non-    Adjustments/  Total   Subsidiary     Non-     Adjustments/   Total
Statement of Operations   Guarantor  guarantor  Eliminations Hedstrom Guarantors  guarantors  Eliminations  Hedstrom
=======================   =========  =========  ============ ======== ==========  ==========  ============  ========
Net sales                 $59,524    $18,112     $(13,283)   $64,353   $56,524     $21,039      $(16,101)    $61,462
Cost of sales              41,033     13,048      (13,272)    40,809    43,564      15,599       (17,441)     41,722
                          -------    -------     --------    -------   -------     -------      --------     -------
Gross profit (loss)        18,491      5,064          (11)    23,544    12,960       5,440         1,340      19,740
Selling, general and
 administrative expense    12,519      2,864            -     15,383    12,743       1,659            14      14,416
                          -------    -------     --------    -------   -------     -------      --------     -------
Operating income (loss)     5,972      2,200          (11)     8,161       217       3,781         1,326       5,324

Interest expense (c)        6,239        684            -      6,923     5,399         690             -       6,089
                          -------    -------     --------    -------   -------     -------      --------     -------
Income (loss) before
 income taxes                (267)     1,516          (11)     1,238    (5,182)      3,091         1,326        (765)

Income tax provision
 (benefit) (c)               (114)       633           (4)       515    (2,141)      1,603           273        (265)
                          -------    -------     --------    -------   -------     -------      --------     -------
Net income (loss)          $ (153)   $   883     $     (7)   $   723   $(3,041)     $1,488      $  1,053       $(500)
                          =======    =======     ========    =======   =======     =======      ========     =======

                            HEDSTROM CORPORATION AND SUBSIDIARIES
                              CONSOLIDATING INCOME STATEMENTS
                                        (In thousands)

                             Nine Months Ended September 30, 1998           Nine Months Ended September 30, 1997
                          ------------------------------------------- ----------------------------------------------

                                      Hedstrom                                     Hedstrom
                           Hedstrom  Subsidiary                       Hedstrom    Subsidiary
                          Subsidiary    Non-    Adjustments/  Total   Subsidiary     Non-     Adjustments/   Total
Statement of Operations   Guarantor  guarantor  Eliminations Hedstrom Guarantors  guarantors  Eliminations  Hedstrom
=======================   =========  =========  ============ ======== ==========  ==========  ============  ========
Net sales                 $215,798    $33,717    $(23,501)  $226,014  $157,447     $28,063     $(19,997)    $165,513
Cost of sales              156,143     24,733     (23,551)   157,325   114,908      20,361      (19,968)     115,301
                          --------    -------    --------   --------  --------     -------     --------     --------
Gross profit                59,655      8,984          50     68,689    42,539       7,702          (29)      50,212
Selling, general and
 administrative expense     39,007      7,065           -     46,072    28,013       2,645            -       30,658
                          --------    -------    --------   --------  --------     -------     --------     --------
Operating income (loss)     20,648      1,919          50     22,617    14,526       5,057          (29)      19,554

Interest expense (c)        18,699      1,867           -     20,566     9,763         909            -       10,672
                          --------    -------    --------   --------  --------     -------     --------     --------
Income (loss) before
 income taxes                1,949         52          50      2,051     4,763       4,148          (29)       8,882

Income tax provision
 (benefit) (c)                 692        128          21        841     1,708       1,624          (12)       3,320
                          --------    -------    --------   --------  --------     -------     --------     --------
Net income (loss)         $  1,257    $   (76)   $     29   $  1,210  $  3,055      $2,524     $    (17)    $  5,562
                          ========    =======    ========   ========  ========     =======     ========     ========

                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                  Nine Months Ended September 30, 1998        Nine Months Ended September 30, 1997
                                  ------------------------------------     -------------------------------------------

                                            Hedstrom                                   Hedstrom
                                 Hedstrom  Subsidiary                      Hedstrom   Subsidiary
                                Subsidiary    Non-    Adustments/  Total   Subsidiary    Non-    Adjustments/  Total
                                Guarantor  guarantor Eliminations Hedstrom guarantor  guarantor  Eliminations Hedstrom
                                =========  ========= ============ ======== =========  ========== ============ ========
Cash flows from operating
activities:
  Net income (loss)              $  1,257   $  (76)     $  29    $  1,210   $  3,055    $2,524      $(17)    $  5,562
  Adjustments to reconcile net
  income (loss) to net cash
  (used for) provided by
  operating activities:
    Depreciation of property,
    plant and equipment and
    amortization of goodwill
    and deferreds                  10,277    2,004          -       12,281     6,602       363         -        6,965
    Deferred income tax
    provision (c)                     (44)       -          -          (44)    3,468        14         -        3,482
    Changes in current assets and
    current liabilities, net of
    acquisitions:
      Accounts receivable          20,992   (1,401)         -       19,591   (16,718)   (5,116)        -      (21,834)
      Inventories                  (2,351)  (8,341)      (200)     (10,892)       95    (3,598)       29       (3,474)
      Prepaid expenses and other       20      152          -          172      (351)       81         -         (270)
      Accounts payable             (3,168)   1,490          -       (1,678)   (2,554)    1,349         -       (1,205)
      Accrued expenses            (10,517)   2,877        171       (7,469)   (6,929)    3,525       (12)      (3,416)
      Other                             -        -          -            -       (12)       12         -            -
                                 --------   ------      -----    ---------  --------    ------      ----     --------
Net cash (used for) provided by
 operating activities              16,466   (3,295)         -       13,171   (13,344)     (846)        -      (14,190)
                                 --------   ------      -----    ---------  --------    ------      ----     --------
Cash flows from investing
 activities:
  Acquisitions of property plant
   and equipment                   (5,409)  (1,896)         -      (7,305)    (4,495)     (841)        -       (5,336)
  Acquisition of ERO, Inc.         (3,037)       -                 (3,037)  (122,600)        -         -     (122,600)
  Other Acquisition               (16,805)  (3,500)         -     (20,305)    (2,249)        -         -       (2,249)
                                 --------   ------      -----    --------   --------    ------      ----    ---------
Net cash used for investing
 activities                       (25,251)  (5,396)         -     (30,647)  (129,344)     (841)        -     (130,185)
                                 --------   ------      -----    --------   --------    ------      ----    ---------

                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                  Nine Months Ended September 30, 1998        Nine Months Ended September 30, 1997
                                  ------------------------------------     -------------------------------------------

                                            Hedstrom                                   Hedstrom
                                 Hedstrom  Subsidiary                      Hedstrom   Subsidiary
                                Subsidiary    Non-    Adustments/  Total   Subsidiary    Non-    Adjustments/  Total
                                Guarantor  guarantor Eliminations Hedstrom guarantor  guarantor  Eliminations Hedstrom
                                =========  ========= ============ ======== =========  ========== ============ ========
Cash flows from financing
 activities:
  Net proceeds from issuance of
   Senior Subordinated notes            -        -          -           -    110,000         -         -      110,000
  Net proceeds from issuance of
   new term loans                  30,000        -          -      30,000    110,000         -         -      110,000
  Equity contribution from
   Holdings (b)                         -        -          -           -     63,062         -         -       63,062
  Principal payments on            (7,249)       -          -      (7,249)         -         -         -            -
  Borrowings on new revolving
   line of credit                 (11,900)       -          -     (11,900)     8,300         -         -        8,300
  Repayments of old term loans          -        -          -           -    (85,643)   (5,750)        -      (91,393)
  Debt financing cost (b)               -        -          -           -    (16,550)        -         -      (16,550)
  Borrowings (repayments) on
   old revolving lines
   of credit, net                       -        -          -           -    (38,925)        -         -      (38,925)
  Advances to/(from)
   Nonguarantor subsidiaries       (9,099)   9,099          -           -     (8,100)    8,100         -            -
  Other                               (10)    (663)         -        (673)       647         -         -          647
                                 --------   ------      -----    --------   --------    ------      ----    ---------
Net cash (used for) provided
 by financing activities            1,742    8,436          -      10,178    142,791     2,350         -      145,141
                                 --------   ------      -----    --------   --------    ------      ----    ---------
Net increase (decrease) in
 cash and cash equivalents         (7,043)    (255)         -      (7,298)       103       663         -          766

Cash and cash equivalents:

  Purchased cash                        -        -          -           -        530       325         -          855
  Beginning of period               8,984    1,860          -      10,844        467        66         -          533
                                 --------   ------      -----    --------   --------    ------      ----    ---------
  End of period                  $  1,941   $1,605      $   -    $  3,546   $  1,100    $1,054      $  -    $   2,154
                                 ========   ======      =====    ========   ========    ======      ====    =========

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

The column "Total Hedstrom" represents the consolidated financial statements of Hedstrom Corporation and its subsidiaries. Hedstrom Corporation is Holdings' only direct subsidiary. The primary differences between the consolidated amounts of Hedstrom Corporation and the consolidated amounts included in the accompanying consolidated financial statements of Holdings are as follows:

(a) Hedstrom Corporation's Long-Term Debt does not include a $2.5 million note payable issued by Holdings in connection with its 1995 recapitalization, and the issuance of Senior Discount Notes valued at $25.8 million at September 30, 1998.
(b) Hedstrom Corporation's stockholder's equity includes Holdings' stockholders equity plus $21.6 million in proceeds from the issuance of Senior Discount Notes, which proceeds were contributed as equity by Holdings to Hedstrom Corporation less the interest, net of taxes, accrued thereon and, as of both September 30, 1998 and December 31, 1997, the $2.5 million note payable described in (a) above less the interest, net of taxes, accrued thereon.
(c) Accounts payable, Interest expense and deferred income taxes do not reflect the accrued interest, interest expense and the deferred tax benefit of accrued interest on the obligations discussed in (a) above.

NOTE 8 - ACQUISITIONS:

On July 24, 1998 the Company acquired 100% of the outstanding shares of Backyard Products Limited, which has annual sales of approximately $13.9 million, a leading Canadian manufacturer and supplier of wood gym sets and accessories. The purchase price of approximately $16.8 million was financed through an amendment to the Company's existing Senior Credit Facilities, which increased the Tranche B Term Loan by $30 million. The $30 million proceeds from the amendment were used to fund the acquisition as well as to pay down borrowings under the Revolving Credit Facility. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of the acquisition. The estimated value of assets acquired was $4.9 million and the liabilities assumed was $2.7 million. The excess of the purchase price over the value of the net assets acquired was recorded as goodwill and will be amortized over 40 years.

NOTE 9 - SUBSEQUENT EVENTS:

Members of the Rubber Workers Union in Ashland, Ohio ceased production at the Ashland Division Plant on October 3, 1998. The work stoppage at the Ashland facility was resolved on October 10, 1998 when a tentative agreement was reached. The new collective bargaining agreement was ratified by the rank and file on October 12, 1998 and will expire on October 2, 2001. The work stoppage did not have a material effect on the Company's operations or its ability to service its customers on a timely basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND

FINANCIAL CONDITION

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as those included in the Company's Annual Report on Form
10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements. These risks, which are further detailed in the Registration Statement on Form S-1 of the Company as filed with the Securities and Exchange Commission (File Nos. 333-32385-05 and 333-32385), include, but are not limited to, the Company's recent net losses, substantial leverage and debt service, financing restrictions and covenants, reliance on key customers, dependence on key licenses and obtaining new licenses, raw materials prices and product liability risks. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward -looking terminology such as believes, expects, may, will, should, seeks, pro-forma, anticipates or intends' or the negative of any thereof, or other variations or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, undue reliance should not be placed on any forward-looking statements.
The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


Results of Operations

          The following table sets forth net sales and gross profit for each of Hedstrom's operating divisions for the periods indicated:

                                Three months           Nine months
                              Ended September 30,  Ended September 30,
                              -------------------  -------------------
                                          (In Millions)
                                          -------------
                               1997       1998        1997     1998
                               ----       ----        ----     ----
Net sales
    Bedford Division           $11.4      $7.4      $ 93.4    $ 66.1
    Ashland Division             6.3       5.5        30.6      30.2
    International Division       3.2       1.4        17.1       8.0
    ERO Divisioin               20.2      21.9        45.6      27.5
    Amav Division               23.3      25.3        39.3      33.7
                               -----     -----       -----    ------
       Total net income        $64.4     $61.5      $226.0    $165.5
                               =====     =====      ======    ======
Gross profit:
    Bedford Division            $1.7      $0.8       $19.4     17.0
    Ashland Division             1.2       0.5         7.3      8.2
    International Division       0.6       0.3         3.2      1.9
    ERO Division                10.9       9.7        10.1     11.5
    Amav Division                9.1       8.4         5.1     11.6
                               -----     -----       -----    -----
         Total gross profit    $23.5     $19.7       $68.7    $50.2
                               =====     =====       =====    =====

A comparison of the Company's results of operations for the nine months ended September 30, 1998 with the same period in 1997 is necessarily affected by the impact of the consummation of the acquisition of ERO on June 12, 1997. Due to the inclusion of ERO's results from and after June 12, 1997, management does not believe the comparison of operating results with the same period in 1997 is meaningful.

  Net Sales.  Consolidated net sales for the third quarter ended
September 30, 1998 increased to $64.4 million from $61.5 million for the comparable prior year quarter, an increase of $2.9 million. The increase was a result of higher sales at the Bedford, International and Ashland Divisions which were partially offset by lower sales at the ERO and AMAV divisions. Net sales of the Bedford Division increased by $4.0 million for the third quarter versus the prior year comparable quarter. The increase was primarily a result of increased sales of trampolines as a result of the acquisition of Bollinger Industries, Inc.'s trampoline business, increased sales of sports related items such as Turbo Hoops, and increased wood kit sales as a result of the acquisition of Backyard Products Limited (see Note 8 of the Notes to Consolidated Financial Statements). These increases were partially offset by lower sales of Spring Horses during the quarter due to inventory reduction efforts by Toys R Us. The net sales of the International Division for the third quarter increased by $1.8 million as compared to the prior years third quarter. The increase can be attributed to the acquisition of certain assets of Bestoy, a U.K. manufacturer, made during the first quarter of 1998. Net sales of the Ashland Division increased by $0.8 million versus the prior year comparable quarter mainly as a result of greater demand for children's ball pits, the effects of which were partially offset by lower sales of OEM products. The aforementioned increases in third quarter sales, as compared to the prior years third quarter, were partially offset by lower net sales at the ERO and AMAV Divisions. The ERO Division's net sales decreased by $1.7 million to $20.2 million for the quarter ended September 30, 1998 as compared to the prior years third quarter. The decrease was primarily attributable to fewernew product introductions of Priss Prints products, inventory reduction efforts by Toys R Us (which impacted all ERO product lines), reduced offerings of the Coral product lines and timing of licenses relating to the Slumber Shoppe line of products. Net sales of the AMAV division decreased by $2.0 million to $23.3 million for the third quarter of 1998 versus the third quarter of 1997. The decrease was primarily due to close-out sales of Impact product which increased sales made during the third quarter of 1997.

Consolidated net sales for the nine months ended September 30, 1998 versus the nine months ended September 30, 1997 increased to $226.0 million from $165.5 million, an increase of $60.5 million. The increase was attributable to increased sales at the Bedford Division, the inclusion of the ERO and AMAV Divisions for the full year to date period versus their inclusion for only four months during the same period of 1997, and increased sales at the International and Ashland Divisions.
Net sales of the Bedford Division increased by $27.3 million for the year to date period ended September 30, 1998 versus the same period of 1997. The increase was primarily due to increased sales of trampolines as a result of the acquisition of Bollinger Industries, Inc.'s trampoline business, increased gym set sales as a result of increased market share, and higher sales of OEM, Preschool and Sports products. The higher OEM, Preschool and Sports products net sales were partially offset by lower sales of Spring Horses due to inventory reduction efforts by Toys R Us. The inclusion of the ERO and AMAV Divisions for the full nine months of the year to date period ended September 30, 1998 versus their inclusion for only four months for the same period of 1997 resulted in increased sales of $23.7 million. The International Division's increase can be attributed to the acquisition of certain assets of Bestoy, a U.K. Manufacturer, during the first quarter of 1998 and sales associated with the acquisition of M.A. Henry Limited, a Canadian manufacturer, in August of 1997. Net sales for the Ashland Division for the first nine months of 1998 versus the same period of 1997 increased slightly as a result of greater demand for children's ball pits.

  Gross Profit. Consolidated gross profit for the third quarter ended September 30, 1998 increased by $3.8 million to $23.5 million as compared to $19.7 million for the third quarter ended September 30, 1997, primarily as a result of higher consolidated net sales and favorable manufacturing variances. As a percentage of consolidated net sales, consolidated gross profit percentage increased to 36.6% in the third quarter of 1998 from 32.1% in the third quarter of 1997. The increase was due to higher gross margins at the ERO, AMAV, Bedford and Ashland divisions during the third quarter of 1998 versus the third quarter of 1997, though primarily at the ERO and AMAV Divisions which represented
68% of consolidated net sales for the quarter. The ERO Division's gross profit percentage increased to 53.9% in the third quarter of 1998 versus 44.4% during the third quarter of 1997. The increase was due primarily to favorable manufacturing variances related to increased production volume as the ERO Division was building inventory in anticipation of fourth quarter sales, as well as a more favorable product sales mix and more favorable material costs. The AMAV Division's gross profit percentage increased to 39.2% for the third quarter of 1998 from 33.4% for the third quarter of 1997. The increase was primarily a result of higher average selling prices of Impact products, as sales during the third quarter of 1997 included a relatively high level of low margin close-out sales. The gross profit percentage of the AMAV Division was also impacted by a more favorable product sales mix.

The gross profit percentage at the Bedford Division increased to 15.0 during the third quarter of 1998 from 10.8% during the third quarter of 1997. The increase was a result of favorable manufacturing cost absorption caused by increased volume of trampoline production and sales, the effects of which more than offset the negative impact of an unfavorable product sales mix. The gross profit percentage at the Ashland Division increased to 19.8% for the quarter ended September 30, 1998 versus 8.3% for the quarter ended
September 30, 1997.   The increase was due to increased sales of  ball pits,
which have relatively high gross profit margins. The International Division's gross profit percentage decreased from 20.9% to 17.6% as a result of unfavorable product mix.

Consolidated gross profit for the nine months ended September 30, 1998 increased by $18.5 million to $68.7 million as compared to $50.2 million for the nine months ended September 30, 1997, primarily as a result of higher consolidated net sales. As a percentage of consolidated net sales, the consolidated gross profit percentage increased slightly to 30.4% for the nine months ended September 30, 1998 from 30.3% for the comparable period in 1997. Increases from the inclusion of the ERO and AMAV Divisions, for the nine month period ended September 30, 1998 (versus only four months during the same period in 1997), which have a higher overall gross profit percentage than the other divisions of Hedstrom, were partially offset by a decrease in the Bedford Division's gross profit percentage. The Ashland and International Divisions gross profit percentages remained relatively flat during the nine month period ended September 30, 1998 when compared to the same period of 1997. The Bedford Division's gross profit percentage for the nine months ended September 30, 1998 decreased from 25.6% to 22.6% compared to the prior year. The decline in the Bedford Division's gross profit percentage for the nine months ended September 30, 1998 was due to increased sales of trampolines, which carry a lower gross profit percentage, and decreased sales, as a percentage of total Bedford Division sales, of gym sets and wood kits, which generally carry a higher overall gross margin.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.0 million to $15.4 million in the third quarter of 1998 from $14.4 million in the third quarter of 1997 mainly as a result of higher sales. As a percentage of net sales, selling, general and administrative expenses for the quarter ended September 30, 1998 were 23.9% versus 23.4% for the quarter ended September 30, 1997.

For the nine month period ended September 30, 1998, selling, general and administrative expenses increased $15.4 million to $46.1 million from $30.7 for the nine month period ended September 30, 1997. As a percentage of net sales, selling, general and administrative expenses for the nine month period ended September 30, 1998 were 20.4% versus 18.5% for the comparable period of 1998. The increase was primarily due to the inclusion of the ERO and AMAV Divisions, which experience relatively high selling, general and administrative expenses, and the inclusion of amortization of acquisition-related intangible assets and royalty expenses.

  Interest Expense. For the three month period ended September 30, 1998,
interest expense increased by $1.1 million to $7.9 million.   The
increase in interest expense was a result of higher average debt levels associated with higher working capital requirements and the additional debt associated with the acquisition of Backyard Products Limited (see
Note 8 of the Notes to Consolidated Financial Statements).

Interest expense for the nine month period ended September 30, 1998 versus the comparable period in 1997 increased $11.9 million to $23.4 million. The increase in interest expense was a result of higher average debt levels associated with the acquisition related debt and higher working capital requirements.

  Income Tax Expense. Holdings effective tax rate for the quarter ended September 30, 1998 was 43.3% versus 37.8% for the quarter ended September 30, 1997. The effective rate for the nine months ended September 30, 1998 was 41.0% versus 37.0% for the prior year comparable period. The increase was attributable to the acquisition of ERO, which generated a large amount of non-deductible goodwill.

Liquidity and Capital Resources of the Company

  Working Capital and Cash Flows

  Net cash provided by operating activities was $13.2 million for the nine months ended September 30, 1998. The cash provided by operations reflects the seasonal nature of the Company's sales. The ERO and Amav Division's sales and accounts receivable build during the second half of the year and are liquidated in the first half of the following year. The Bedford, Ashland and International Divisions build sales and accounts receivable during the first half of the year and liquidate during the second half of the year.

Net cash used for investing activities was $30.7 million during the nine months ended September 30, 1998, including $16.8 million used for the acquisition of Backyard Products Limited (as discussed in Note 8 of the Notes to Consolidated Financial Statements), $7.3 million used for the acquisition of property, plant and equipment, $3.0 million of contingency payments relating to the ERO Acquisition (as discussed in Note 2 of the Notes to Consolidated Financial Statements) and $3.5 million used to purchase certain assets from Bestoy, a U.K. manufacturer.

Net cash provided by financing activities was $10.3 million, representing net proceeds from an additional $30.0 million of Tranche B Term Loans used to fund the acquisition of Backyard Products Limited and paydown a portion of the Company's outstanding Revolver Balance. The Company also made $7.2 million of principal payments on the Company's other term loans.

Liquidity

    Interest payments on the Senior Subordinated Notes and interest and principal payments under the Senior Credit Facilities, represent significant cash requirements for the Company. The Senior Subordinated Notes require semiannual interest payments of $5.5 million. Borrowings under the Senior Credit Facilities bear interest at floating rates and require interest payments on varying dates depending on the interest rate option selected by the Company. Borrowings under the Senior Credit Facilities consisted of $140 million under the Term Loan Facilities, comprised of a $75 million Tranche A Term Loan maturing in 2003 and a $65 million Tranche B term loan maturing in 2005 (on July 24, 1998, the Tranche B Term Loan was increased $30 million to $65 million to, among other things, fund the acquisition of Backyard Products Limited, (see further discussion at Note 8 of the Notes to Consolidated Financial Statements)). The Senior Credit Facilities also include a $70 million Revolving Credit Facility. As of September 30, 1998, a balance of
$23.6 million was outstanding under the Revolving Credit Facility.

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


The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. As of September 30, 1998, the Company had $3.5 million of cash on hand and approximately $31.6 million was available to the Company under the Revolving Credit Facility (subject to borrowing base limitations). Management believes that cash generated from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet the Company's working capital and capital expenditures needs for the foreseeable future.

  The recent and well-publicized changes in inventory policies and purchasing practices of Toys R Us - the Company's largest customer in 1997 - and, to a lesser extent, those of the Company's other customers have adversely affected the 1998 sales levels of the Company and of the industry generally. Management anticipates that the effects of these changes will persist at least through the fourth quarter of 1998. As a consequence, it is projected that the Company will not be in compliance with certain financial covenants under its Senior Credit Facilities as of the end of 1998. The Company has notified the agent for the Company's senior lenders of these developments and will soon commence discussions with its senior lenders regarding possible amendments to the financial covenants under the Senior Credit Facilities. Although the Company anticipates that it will be able to obtain the necessary amendments, there can be no assurances as to the outcome of the Company's discussions with its senior lenders.

Year 2000 Date Conversion

    The Company relies on a significant number of computer programs and computer technologies (collectively, IT) and non-IT Systems for its key operations, including product design, finance and various administrative functions. In July of 1997 the Company began an impact assessment of the Year 2000 on our business systems and our ability to provide product, information, and services to our business partners before, during and after the Year 2000. The result of this assessment was a two phase plan to ensure Year 2000 compliance. Phase I of our Year 2000 compliance plan addresses our mainframe business systems which need to be converted to handle Year 2000 dates. Phase II addresses computer hardware, stand-alone systems, and embedded systems which may need to be upgraded by year end 1999.

Conversion of Phase I data bases and programs was completed in July, 1998. The systems testing phase is now in progress and is anticipated to be completed in the first quarter of 1999. The Company plans to install the converted business systems in April 1999.

Assessment of all computer hardware, stand-alone systems, communications hardware and software (phase II) which may require replacement or upgrade by January 2000 is now in progress and these systems will be replaced or upgraded throughout 1999.

In addition, the Company is evaluating the status of key vendors as it relates to their Year 2000 readiness to ensure that our ability to produce and deliver product is not impacted by Year 2000 issues. As this evaluation is completed the Company will decide what further actions, if any, are appropriate.

The Company anticipates that costs related to ensuring Year 2000 compliance will approximate $1.0 million. The Company believes that it has funds available through its existing credit facilities to address the Year 2000 costs. These costs will include software, hardware and consulting expenses which are being expensed as incurred. While the Company is confident that the Year 2000 issues are manageable and will be dealt with in a timely fashion, this conclusion is forward looking and involves uncertainty and risks. The ultimate result may be impacted by a variety of factors such as, but not limited to, remediation of existing IT systems, the failure to identify problems associated with non-IT systems which could materially impact the Company's ability to transact its business and problems associated with supplier or customer information systems which could have a similar impact.

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
                      Incorporation of Hedstrom Holdings, Inc., as filed with the Secretary of State of the State of Delaware on June 6,1997


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

          (1)  4.2  - Form of Senior Subordinated Note.

          (1)  4.3  - Indenture, dated as of June 1, 1997, among Hedstrom
                      Holdings, Inc. and United States Trust Company of New York, as Trustee.

          (1)  4.4  - Form of Discount Note.

          (2)  10.1 - Stock Purchase Agreement, dated July 24, 1998 by and between Hedstrom Corporation and Richard Boyer.

          (2)  10.2 - Amendment Number Three dated July 24, 1998 to the
                      Credit Agreement, dated as of June 12, 1997, among Hedstrom Corporation, Hedstrom Holdings, Inc., the financial institution party thereto and Credit Suisse.

          (3)  10.3 - Collective Bargaining Agreement,  dated October 3,
                      1998 by and between Hedstrom Corporation and The United Steel Workers of America, AFL-CIO-CLC, on behalf of its affiliated Local Union No. 524L

          (3)  11.1   - Computation of Earnings Per Share.

          (3)  27.1   - Financial Data Schedule.

          (1) Incorporated by reference to the respective exhibit in Holdings' and Hedstrom's Registration Statement on Form S-1 (File Nos. 333-32385-05 and 333-32385).

          (2) Incorporated by reference to the respective exhibit in Holdings' and Hedstrom's Quarterly Report on Form10-Q for the quarterly period ended June 30, 1998 filed with the Commission on or about August 14, 1998

          (3)  Filed herewith

b)          Reports on Form 8-K


            The registrant has not filed any reports on Form 8-K during the quarter.

                               SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: November 16, 1998





HEDSTROM HOLDINGS, INC.

HEDSTROM CORPORATION


                                /s/ David F. Crowley

                                   David F.Crowley
                               Chief Financial Officer