Form 10-Q/A
period 1998-09-30
HEDSTROM HOLDINGS INC
filed 1998-12-23
CIK 1042422

FORM 10-Q/A

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

                                      FORM 10-Q/A

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

         Item 2. Management's Discussion and Analysis of
         Results of Operations
               and Financial Condition

                      PART II  OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K


         Signature

         The undersigned registrant hereby files this Amendment No. 1 to its Form 10-Q filing for the quarterly period ended September 30, 1998 for the purpose of amending and restating the Gross Profit Data for the nine month period ended September 30, 1998 as set forth under the results of operations section of the Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND

FINANCIAL CONDITION

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as those included in the Company's Annual Report on Form
10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission. This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements. These risks, which are further detailed in the Registration Statement on Form S-1 of the Company as filed with the Securities and Exchange Commission (File Nos. 333-32385-05 and 333-32385), include, but are not limited to, the Company's recent net losses, substantial leverage and debt service, financing restrictions and covenants, reliance on key customers, dependence on key licenses and obtaining new licenses, raw materials prices and product liability risks. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward -looking terminology such as believes, expects, may, will, should, seeks, pro-forma, anticipates or intends' or the negative of any thereof, or other variations or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, undue reliance should not be placed on any forward-looking statements.
The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


Results of Operations

          The following table sets forth net sales and gross profit for each of Hedstrom's operating divisions for the periods indicated:

                                Three months           Nine months
                              Ended September 30,  Ended September 30,
                              -------------------  -------------------
                                          (In Millions)
                                          -------------
                               1998       1997        1998     1997
                               ----       ----        ----     ----
Net sales
    Bedford Division           $11.4      $7.4      $ 93.4    $ 66.1
    Ashland Division             6.3       5.5        30.6      30.2
    International Division       3.2       1.4        17.1       8.0
    ERO Divisioin               20.2      21.9        45.6      27.5
    Amav Division               23.3      25.3        39.3      33.7
                               -----     -----       -----    ------
       Total net income        $64.4     $61.5      $226.0    $165.5
                               =====     =====      ======    ======
Gross profit:
    Bedford Division            $1.7      $0.8       $21.1     17.0
    Ashland Division             1.2       0.5         8.6      8.2
    International Division       0.6       0.3         3.8      1.9
    ERO Division                10.9       9.7        21.0     11.5
    Amav Division                9.1       8.4        14.2     11.6
                               -----     -----       -----    -----
         Total gross profit    $23.5     $19.7       $68.7    $50.2
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

Date: December 23, 1998





HEDSTROM HOLDINGS, INC.

HEDSTROM CORPORATION


                                /s/ David F. Crowley

                                   David F.Crowley
                               Chief Financial Officer