Form 10-K
period 1998-12-31
HEDSTROM HOLDINGS INC
filed 1999-03-31
CIK 1042422

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549

                                       FORM 10-K


          (Mark One)

          [X]          ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d) OF  THE
          SECURITIES
                                 EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1998

                                          OR

          [  ]         TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
          THE SECURITIES
                                 EXCHANGE ACT OF 1934
                 For the transition period from _________ to _________

                  Commission File Numbers: 333-32385-05 and 333-32385

                                HEDSTROM HOLDINGS, INC.
                                 HEDSTROM CORPORATION
                (Exact name of registrant as specified in its charter)

                         Delaware                      51-0329830
                         Delaware                      51-0329829
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)          Identification No.)

                585 Slawin Court, Mount Prospect, Illinois  60056-2183
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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of voting stock held by non-affiliates of the registrant as of March 30, 1999 was $6,124,747.

          On March 30, 1999, there were outstanding: (i) 36,142,883 shares of Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc.,
          (ii) 31,520,000 shares of Non-Voting Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc. and (iii) 10 shares of Common Stock, par value $.01 per share, of Hedstrom Corporation.



                                HEDSTROM HOLDINGS, INC.

                                 HEDSTROM CORPORATION

                            1998 ANNUAL REPORT ON FORM 10-K

                                   TABLE OF CONTENTS




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


          Item 11.     Executive Compensation.


          Item 12.     Security Ownership of Certain Beneficial Owners and
                       Management

          Item 13.     Certain Relationships and Related Transactions

                                          PART IV
          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          Item 1.  Business

            This Form 10-K and future filings by the Company on Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance. Year 2000 compliance and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", " believes", "seeks", "estimates", and "should", and variations of these words and similar expressions, are intended to identify these forward looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management.

          General

           Hedstrom Holdings, Inc. ("Holdings") is a holding company whose primary operating subsidiary is Hedstrom Corporation ("Hedstrom") or the "Company"). The principal shareholders of Holdings are Hicks, Muse, Tate & Furst Equity Fund II, L.P. ("HM Fund II"), an affiliate of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse"), certain affiliates of Hicks Muse and certain members of Holding's senior management. Hicks Muse is a private investment firm based in Dallas, New York, St. Louis and Mexico City that specializes in acquisitions, recapitalizations and other principal investing activities.

            In October 1995, HM Fund II, together with certain other investors (the "HM Group"), acquired an 82% common equity interest in Holdings in a transaction that was accounted for as a recapitalization (the "1995 Recapitalization"). The total enterprise value of Hedstrom at the time of the 1995 Recapitalization, including the assumption and refinancing of certain indebtedness, was approximately $75 million. The HM Group paid approximately $27 million for its common equity interest, which, together with Holdings senior management's 18% retained common equity ownership, implied a total equity value of Holdings at that time of approximately $33 million. In June of 1997, Hedstrom acquired ERO, Inc. ("ERO") and its subsidiaries, manufacturers and marketers of children's leisure products (the "Acquisition"). In connection with the Acquisition, HM Fund II purchased 31,520,000 shares of Holding's non-voting common stock for an aggregate purchase price of $39,400,000. On July 24, 1998 the Company acquired Backyard Products Limited, a leading manufacturer and supplier of wood gym sets and accessories.

            Hedstrom is a leading North American manufacturer and marketer of well-established children's leisure and activity products. The Company's diversified product lines are in such "evergreen" product categories as outdoor gym sets, wood gym kits and slides, spring horses, trampolines, playballs, arts and crafts kits, game tables, and indoor sleeping bags, play tents and wall decorations. The Company considers such product categories to be "evergreen" because each is characterized by proven longevity, demonstrated market demand and consistent sales over time. The Company's products are sold primarily through national retailers, mass merchants, home improvement centers, sporting goods stores, drug store chains and supermarkets.

             For the twelve month period ended December 31, 1998, the Company's net sales, cash flow from operations and EBITDA were $301.7, $7.4 and $36.7 million, respectively. The Company's outdoor gym set product line accounted for approximately 20% of the Company's net sales for the fiscal year ended December 31, 1998. No other product line accounted for more than 10% of the Company's net sales in fiscal year 1998.

          Hedstrom's operations are conducted through five principal operating divisions (or segments).

              The Bedford Division in Bedford, Pennsylvania manufactures and markets in the United States and Canada outdoor gym sets, wood gym kits and slides, spring horses, trampolines and gym accessories.

              The Ashland Division in Ashland, Ohio manufactures and markets in the United States a wide variety of children's playballs and ball pit products.

              The Montreal Division in Montreal, Canada is a fully integrated manufacturer of children's products, including arts and crafts kits, game tables and certain other children's bulk play products such as play kitchens and battery-operated ride-on vehicles. It also manufactures and markets a broad line of school supplies featuring popular licensed characters, including back packs, book bags, lunch kits and stationery products such as portfolios, binders, study kits, pencils and theme books marketed under the Impact brand name.

              The ERO Division in Hazlehurst, Georgia produces the
              Slumber Shoppe line of products, including indoor sleeping bags and play tents featuring popular licensed characters, a water sports line of products including flotation jackets, masks, fins, goggles and snorkels sold to the children's market utilizing ERO's license portfolio and to the children's and adults' markets under the Coral brand name. It also markets licensed room decorations for young children, consisting principally of stick-on and peel-off wall decorations under the Priss Prints brand name.

              The International Division in Bracknell, United Kingdom and Milton, Ontario Canada produces and distributes gym sets and other products manufactured by all of Holdings' domestic divisions.

            Hedstrom utilizes excess capacity at both the Bedford Division and the Ashland Division to manufacture components for a variety of OEMs of industrial and consumer products.

          Customers

            Four of the Company's customers (Wal-Mart, Toys R Us, K-Mart and Target) account for over 50% of the Company's sales. As a result, the Company's operations can be significantly impacted by these customers. Although Hedstrom has well-established relationships with these customers, it does not have long term contracts with any of them. A decrease in business from any of these customers could have a material adverse effect on the Company's results of operations and financial condition. During 1998, well-publicized changes in the inventory policies and purchasing practices of Toys R Us, the Company's second largest customer in 1998, and, to a lesser extent, those of the Company's other customers adversely affected the 1998 sales levels of the Company and of the industry generally. As a consequence, the Company's operating income in fiscal 1998 was significantly less than anticipated. Although management does not anticipate similar events in fiscal 1999, there can be no assurance that competitive pressures in the retail sector will not result in continued pressure on the Company's sales and operating income.

            As a result of the aforementioned competitive pressures, there recently have been a number of consolidations and business failures in the retail sector. As a result, there may be a further concentration of the Company's customer base, as well as an adverse change in the Company's credit exposure. Although management has no reason to believe that there are any significant credit risks associated with any of its key customers, a credit failure by a key customer or a significant number of smaller customers would have a material adverse effect on Hedstrom's results of operations.

          Acquisitions

          See Note 3 to the consolidated financial statements for a discussion of the Company's acquisitions.

          Products

          Bedford Division

            Outdoor Gym Sets. The Bedford Division produces a broad selection of painted metal gym sets and composite metal and plastic gym sets. Each of the Company's outdoor gym sets consists of a heavy-duty metal frame which supports several hanging, swinging rides such as contoured swing seats, glide rides and trapezes. In addition, the Company's outdoor gym sets often incorporate a plastic slide and climbing tower. The Company sells its outdoor gym sets as complete, ready-to-assemble kits. The Company's outdoor gym set line consists of 12 styles available in a variety of colors that sell at retail prices between $99.99 and $299.99. In 1997, the Company began to emphasize wood complete gym sets, which consist of all components necessary to construct a wood gym set. This product line was enhanced through the acquisition of Backyard Products Ltd. in 1998. As the leading manufacturer of ready-to-assemble wood gym sets, the Company markets and sells this product line under the Backyard Escapes brand. These products consist of all components necessary to build wood gym sets including pre-cut, pre-drilled, treated lumber, swings, plastic slides and accessories. These products generally sell for retail prices between $299.99 and $799.99.


            Wood Gyms and Slides. The Bedford Division produces wood gym kits which it markets primarily through home improvement centers and building supply stores. Wood gym kits consist of components necessary to construct a wood gym set, such as nuts, bolts and framing brackets, and are typically sold together with accessories such as swings, climbing towers and plastic slides. The Company does not sell the lumber, nails or the tools required to construct the wood gym kits. The retailers that carry the Company's wood gym kits benefit from the sale of such items, particularly the lumber. The Company currently offers wood gym kits with designs and layouts ranging from simple swing set designs to more elaborate designs in the shape of pirate ships and trains. The Company's wood gym kits generally sell for retail prices between $69.99 and $324.99, and the Company's slides generally sell for retail prices between $79.99 and $129.99.

            Spring Horses. The Bedford Division designs and manufactures 14 different styles of spring horses for use by children ages 9 months to six years old. The Company manufactures the body of the horse, paints it to a specific style and packages it with a metal frame manufactured by the Company.

            Trampolines. The Bedford Division designs, manufactures and imports three different styles of trampolines primarily for use by children. This relatively new product line was enhanced during 1997 by the acquisition of Bollinger Industries, Inc.'s trampoline business.

            Gym Accessories, OEM and Other. The Bedford Division designs, manufactures, sources and sells a broad line of accessories that complement its outdoor gym sets and wood gym kits. Accessories include swing seats, climbing ropes, ladders and nets. Many of the Company's outdoor gym sets may be customized with various accessories sold both in connection with the initial purchase of an outdoor gym set and as upgrades or replacement parts for the Company's large base of installed units. The Company is currently offering over 65 individual accessory items. In addition, the Company has undertaken efforts to identify new products that the Bedford Division can manufacture during the May through November period when its manufacturing capacity historically has been underutilized. During the second half of 1997, the Company began producing one such product, "Turbo Hoops," which is a home version of the popular basketball game found in taverns and other commercial establishments. In addition, the Company is seeking opportunities to utilize seasonal excess capacity at the Bedford Division to manufacture products for OEMs. Sales to OEM customers will better enable it to cost-effectively maintain a core of full-time, highly skilled workers and a high level of plant utilization year-round, resulting in a consistent source of revenue and profitability for the Bedford Division.

            For fiscal years 1998, 1997 and 1996, the Bedford Division accounted for 36.1%, 33.1% and 65.7%, respectively, of the Company's net sales.

          Ashland Division

            The Ashland Division produces a wide variety of children's playballs ranging in size from 4" to 36" in diameter, including both premium playballs and non-premium playballs.

            Premium Playballs. The Company's premium playballs generally include stylized printing on all or one-half of the ball's surface or contain fun novelty items inside the ball. The premium playballs that are decorated with stylized printing feature either popular characters from the Company's extensive license portfolio or the Company's proprietary playball patterns. The Company's proprietary playball patterns include holograms, sparkles and other geometric patterns. In addition to playballs with stylized printing, the Company produces a line of "goofballs" that contain items inside the ball such as plastic spiders, worms and beads. The Company's premium playballs generally sell at retail prices between $1.99 and $8.99.

            Non-Premium Playballs. The Company's non-premium playballs include decorated playballs with stripes or other simple patterns, undecorated playballs and athletic-style playballs such as footballs, basketballs, baseballs, volleyballs and soccer balls. Non-premium playballs are available in a wide range of colors and sizes. This product line experienced significant growth over the last two years from the introduction of an 18" diameter playball, a new size in the playball category. The Company's non-premium playballs generally sell at retail prices between $1.99 and $24.99.

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

            For fiscal years 1998, 1997 and 1996, the Ashland Division accounted for 12.9%, 14.3% and 34.3%, respectively, of the Company's net sales.

          Montreal Division

            The Montreal Division manufactures and markets over 700 children's leisure and activity products, including arts and crafts kits, game tables, battery operated ride-ons and a line of back-to-school/stationery products marketed under the Impact brand name. The Montreal Division's arts and crafts kits and Impact back-to-school stationery products, over 700 products combined, are being repostioned under one new brand, Express Ways!, to take advantage of the synergy between the two categories within the trade and the consumer and provide a stronger competitive advantage. The Montreal Division's game tables and battery operated ride-ons are being repositioned under the Hedstrom brand name to take advantage of that brand's established identity of leadership in bulk toys.

            Arts and crafts products include a broad variety of children's activity kits, chests and boxes that include stickers, stamps, candles, paints, clay, beads, sand art and magic sets. Back-to-school and stationery products utilize characters popular with children such as Star Wars characters, Pooh and Barbie.

            Game tables combine a wide variety of popular table games such as pool, table tennis, knock hockey, foosball and basketball, into a single game table. For example, the 5-in-1 game table includes pool, table tennis, knock hockey, shuffleboard and curling. The 10-in-1 game table includes each of those games plus foosball, arcade and floor basketball, English pub darts and racquetball.

            Battery-operated ride-ons utilize 6-volt or 12-volt battery power to motorize child-size versions of adult vehicles. Designed for 3 to 7 year old children, these vehicles reach speeds of 2.5 to 4.5 miles per hour.

            The Montreal Division was acquired in June of 1997 in connection with the ERO Acquisition. For fiscal years 1998 and 1997, the Montreal Division accounted for 20.3% and 25.3% of the Company's net sales, respectively.

          ERO Division

            ERO's product offerings consist of its Slumber Shoppe line of products, its water sports line of products and its Priss Prints line of products.

            The Slumber Shoppe line of products includes indoor sleeping bags, carrying cases, play tents and selected children's furniture, all of which feature popular licensed characters and are marketed for children between the ages of two and ten. The core product within this line is the slumber bag, a lightweight indoor sleeping bag used for slumber parties, sleepovers and children's nap times. Play tents (also called slumber tents and play houses) are designed to be used indoors and give children a private area that can be used as a clubhouse, fort or special play area. ERO also sells foam and bean bag chairs featuring licensed characters.

            The water sports line of products includes a full range of personal flotation devices (such as flotation vests) and swim and pool products (including masks, fins, snorkels and goggles). These products are directed at the children's market using the Company's license portfolio, and at the children's and adults' markets under the Coral brand name.

            Priss Prints sells self-adhesive wall decorations for children's rooms that can be removed without any damage to the wall or paint. Such wall decorations use licensed characters and proprietary designs. For 1998, such licensed characters included Looney Tunes, Barbie(TM), Pooh, Mickey for Kids and other popular characters. New product offerings include licensed character borders, night-lights, switchplates, hooks and drawer knobs.

            The ERO Division was acquired in June of 1997 in connection with the ERO acquisition. For fiscal years 1998 and 1997, the ERO Division accounted for 24.3% and 23.6% of the Company's net sales, respectively.

          International Division

            The International Division, located in the United Kingdom and Canada, produces and distributes gym sets and other products manufactured by all of Holdings' Domestic Divisions. For the fiscal years 1998 and 1997, the International Division accounted for 6.4% and 3.6% of the Company's net sales, respectively. Sales by the International Division were insignificant prior to 1997 and were included within the Ashland and Bedford Divisions' net sales.

          Sales and Marketing

            The Company's sales force for the Bedford, Ashland and ERO Divisions is comprised of a Senior Vice President, four sales managers of national accounts, one sales manager of home centers and one international sales manager who deal directly with customers and outside vendor representatives. These outside vendor representatives include approximately 22 manufacturers representative organizations with over 100 sales representatives that service Hedstrom's mass merchant and home center customers. The Company's sales force for the Montreal Division is comprised of several in-house sales managers and three outside vendor representatives.

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

            An important element in the Company's marketing strategy is the ability to differentiate its products from those of its competitors and stimulate sales by using popular licensed characters and well-known brand names on its products. Accordingly, the Company emphasizes the acquisition and maintenance of a broad portfolio of licensed characters. Rather than pursuing a few licensed characters with speculative appeal, the Company maintains multiple licenses in several categories, including both classic (e.g., Mickey's Stuff for Kids, Barbie(TM), Pooh and 101 Dalmatians) and contemporary characters. The Company's license agreements typically have a term of two years and require payments by the Company of approximately 12-16% of licensed product revenues. The renewal terms of certain license agreements are based upon the attainment of specified sales levels, whereas others are based on informal understandings or arrangements. License agreements typically are subject to termination by the licensor upon failure of the licensee to meet various performance standards. Under the terms of certain of its license agreements, the Company is required to pay minimum guaranteed fees to the licensors over the life of the agreement or on a prepaid basis. The guaranteed license fees payable by the Company have been insignificant due to the Company's having exceeded its minimum royalty requirements. Approximately 25% of the Company's net sales for the fiscal year ended December 31, 1998 were derived from sales of licensed products. Approximately 89% of such net sales were attributable to licenses covering ten licensed characters and approximately 54% of such net sales were derived from licenses with Disney Enterprises, Inc. and its affiliates. Approximately 29% of the Company's Pro Forma Net Sales for the fiscal year ended December 31, 1997 were derived from sales of licensed products. Approximately 91% of such net sales would have been attributable to licenses covering ten licensed characters and approximately 65% of such net sales would have been derived from licenses with Disney Enterprises, Inc. and its affiliates.

            The ERO Division derives a significant portion of its revenues from sales of products featuring licensed characters. Although the ERO Division intends to renew key existing licenses and obtain new licenses, there can be no assurance that it will be able to do so. The failure to renew key existing licenses or obtain new licenses would have a material adverse effect on the Company's results of operations.

          International

            The Company's sales to customers located outside the United States totaled $45.7 million, $30.8 million and $12.6 million, for the fiscal years ended December 31, 1998, December 31, 1997 and for the fiscal year ended July 31, 1996, respectively.

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

            Bedford Division. Management believes that the Company's sales of outdoor gym sets for the fiscal year ended December 31, 1998, represented approximately 98% of the total sales in the U.S. market for outdoor painted metal gym sets and composite metal and plastic gym sets. The Company's principal competitor in this product line is RDM, Inc., formerly known as Roadmaster Corporation, which was purchased out of bankruptcy in late 1997. Certain custom gym set manufacturers also compete in this market. Management believes that the Company holds the second largest share of the total U.S. wood gym kit market behind Playcor Corporation (formerly known as Swing-N-Slide Corporation).

            Ashland Division. Based on the Company's sales of playballs for the fiscal year ended December 31, 1998, management estimates that the Company accounted for approximately 85% of total sales in the U.S. market for children's playballs. The Company's largest competitor in this product line is National Latex Corporation.

            Montreal Division. In the arts and crafts and back-to-school/stationery product categories, the Company competes with Hallmark Corporation's Binney & Smith unit (under the Crayola brand name), Rose Art, Lisa Frank, NSI, Creativity for Kids, Stuart Hall and Mead Corporation. In the game table category, the Company competes with Toy Biz, Sportscraft and Monneret. Competition in the battery-operated ride-on category includes Fisher Price ( a subsidiary of Mattel) and Peg Perego.

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

            International Division. Management believes that the Company is the leading marketer for outdoor childrens toys within the United Kingdom with its major competitors being Kettler in Germany and AMCA in France. Additionally, management believes that the Company is the leading provider of gym sets in Canada. The Company's main competitors in Canada are Flexible Flyer, Jump King and Grand Toys.

          Manufacturing and Supply; Raw Materials

          Bedford Division

            Production Process. The Bedford Division's main production, warehousing and distribution facilities are located in Bedford, Pennsylvania. The manufacturing process for the Company's outdoor gym sets and accessories consists of eight integrated operations: steel tube-forming, metal stamping, secondary fabrication, painting, plastic forming, plastic coating, assembly and packaging. Steel tubes are used primarily for the main structural supports of the Company's gym sets. The Bedford Division can produce up to 8,000 gym sets per day depending on the type of outdoor gym sets then in production. Backyard Products production, warehousing and distribution facilities are located in a 120,000 square foot facility in Collingwood, Ontario. The manufacturing process for the company's outdoor gym sets consists of five integrated operations; wood milling, wood processing, wood staining, assembly and packaging. Backyard Products can produce up to 1,000 wooden gym sets a day depending on the type of gym set in production.

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

            Raw Materials. The primary raw materials used by the Bedford Division include sheet and band steel, wood and plastic resin. Most of the division's steel raw materials (which represented approximately one-third of the Bedford Division's total raw materials purchased in 1998) are currently sourced from a single supplier. The Company typically enters into a one-year supply contract with this supplier each August. These contracts protect the Company from price increases while allowing for downward adjustments if market prices should fall. Management believes that alternative sources of supply are readily available for substantially all of the raw materials used by the Bedford Division, including steel.

            Components Purchases. Management periodically evaluates the economics of producing internally rather than purchasing certain plastic components used in the production and assembly of its outdoor gym sets. The Company currently is using excess capacity in its Montreal Division plant to produce certain plastic slides and swings for the Bedford Division.

          Ashland Division

            Facilities. The Ashland Division's production facilities are located in two facilities in Ashland, Ohio. The main plant houses most of the division's production capacity. It includes a warehouse and distribution center. A second leased facility is used primarily to serve the division's OEM customer base and, to a lesser degree, as a source of increased playball capacity. The second plant also houses the division's administrative offices and showrooms. The Ashland Division also has three satellite facilities strategically located in Carrollton, Texas, Reno, Nevada and Dothan, Alabama. These facilities are used primarily to manufacture undecorated playballs for regional customers and to inflate premium and non-premium playballs that are shipped from Ashland.

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

          Montreal Division

            The Montreal Division's production facilities are located in Montreal, Quebec. The Division also owns a facility in Plattsburgh, New York which is used to distribute products in the United States. The Montreal Division manufactures all of its plastic components and crayons, mixes its own paint and prints all labels, cartons, coloring books, stickers and instruction sheets. All of the Montreal Division's products are manufactured with non-toxic materials to comply with industry standards for children's products and applicable environmental laws.

          ERO Division

            The ERO Division produces or assembles slumber bags, personal flotation devices, juvenile furniture and children's wall decoration products at the ERO Division's Hazlehurst, Georgia facility. To reduce lead times and inventory levels with respect to these product lines, the ERO Division utilizes just-in-time manufacturing and sourcing systems. The ERO Division purchases its play tents, slumber mates, swim, aqua fitness, back-to-school and wall decoration products from manufacturers located in the United States, Taiwan, Hong Kong and the People's Republic of China. The ERO Division's pricing and supply of imported products has not been affected by the recent economic problems in Asia.

            The ERO Division's largest suppliers for its domestic operations provide printed fabric for the slumber bags, liners for the slumber bags, vinyl prints for room decorations, polyester fiber to fill the slumber bags and zippers and buckles. The ERO Division works closely with its suppliers in order to consolidate the purchasing function and to foster teamwork between the ERO Division and its suppliers. For each of the aforementioned products, the ERO Division maintains alternative sources of supply.

          International Division

            The Company leases and operates a production facility in Holyhead, United Kingdom. The facility is used to manufacture various gym set lines. The International Division produces gym sets in a similar fashion as those at the Bedford Division with its primary raw materials being sheet and band steel. Products other than metal gym sets are primarily sourced from the Company's other divisions.

          Backlog

            The Company monitors the inventory level of each of its key customers, which allows the Company to anticipate customer orders and fill such orders within days. As a result of such monitoring and the Company's just-in-time manufacturing of several of its principal products, the Company does not generate significant backlog.

          Seasonality

            Historically, the Company's sales have been highly seasonal, with its peak selling season occurring during the first two calendar quarters of the year. However, management believes the ERO acquisition has helped the Company to better balance its sales throughout the year because the ERO and Montreal Division's peak selling season occurs during the third and fourth calendar quarters of the year. Net sales for the Company for each calendar quarter during the fiscal year ended December 31, 1998 were 26.0%, 27.6%, 21.3% and 25.1%, respectively, of total net sales for the twelve month period. Pro Forma Net Sales for the Company for each calendar quarter during the fiscal year ended December 31, 1997 were 22.7%, 25.6%, 20.9% and 30.8%, respectively, of total Pro Forma Net Sales for such twelve-month period.

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

            Under the Clean Air Act Amendments of 1990 (the "CAA"), the Environmental Protection Agency has been directed, among other things, to develop standards and permit procedures with respect to certain air pollutants. Because many of the implementing regulations have not yet been promulgated, the Company cannot make a final assessment of the impact of the CAA. Based upon its preliminary review of the CAA, however, management currently believes that compliance with the CAA and other environmental laws and regulations will not have a material adverse effect on the Company.

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

          Employees

            As of December 31, 1998, the Company employed 2,234 people. Approximately 10% of the Company's employees are unionized, all of whom are employed in the Ashland Division. These employees are represented by the Rubber Workers Union, which is affiliated with the United States Steel Workers Union. Members of the Rubber Workers Union in Ashland, Ohio ceased production at the Ashland Division Plant on October 3, 1998. The work stoppage at the Ashland facility was resolved on October 10, 1998 when a tentative agreement was reached. The new collective bargaining agreement was ratified by the rank and file on October 12, 1998 and will expire on October 2, 2001. The work stoppage did not have a material effect on the Company's operations or its ability to service its customers on a timely basis. The Company believes that it has a good relationship with its employees.

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

                                     Approximate
                                       Square
               Location               Footage        Description of Use
               -------------------   ------------    ---------------------

               Saint Laurent, Quebec   800,000       Montreal Division sales,
                                                     administration,
                                                     manufacturing and
                                                     distribution

               Bedford, Pennsylvania   472,000       Bedford Division
                                                     manufacturing, warehouse
                                                     and administration

               Ashland, Ohio           273,000       Ashland Division
                                                     manufacturing, warehouse
                                                     and administration

               Hazlehurst, Georgia     230,000       ERO Division manufacturing
                                                     and distribution

               Plattsburgh, New York    80,000       Montreal Division
                                                     manufacturing and
                                                     distribution

             Leased Facilities

             The Company also leases various facilities in the U.S., Canada and United Kingdom. Such facilities range in size from 120,000 square feet in Collingwood, Ontario to 1,400 square feet in the United Kingdom.

          Item 3.  Legal Proceedings

            The Company is from time to time involved in lawsuits arising in the ordinary course of business. The Company maintains product liability insurance and management does not believe that the outcome of any such lawsuits, individually or in the aggregate, will have a material adverse effect on the Company's financial condition. Although historically the Company has not been required to pay any material liability claims, there can be no assurance that the Company will not incur claims which are in excess or outside of its insurance coverage.

          Item 4.  Submission of Matters to a Vote of Security Holders

            There were no matters submitted during the fourth quarter of the year ended December 31, 1998.

                                        PART II

          Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

            There is no established public trading market for the Company's common stock. As of March 30, 1999, there were 61 record holders of Holdings common stock and 1 record holder of Holdings' non-voting common stock.

            The terms of the Company's indebtedness impose significant restrictions on the Company's ability to make dividend payments (see further discussion of such in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and
          Note 6 to the Company's consolidated financial statements in Item
          8). The Company has not paid cash dividends historically, and does not intend to do so in the foreseeable future.

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

                                       Fiscal Year  Fiscal Year     Five Months
                                          Ended        Ended           Ended
                                       December 31, December 31,   December 31,           Fiscal Year Ended July 31,
 (Dollars in thousands, except per         1998       1997       1996        1995         1996      1995       1994
 share amounts)                        ------------  ----------  ----        ----         ----      ----       ----
                                                                        (unaudited)
 Income Statement Data:
   Net sales .........................    $301,696   $256,146   $23,994     $31,792    $133,194   $133,862    $108,655
   Cost of sales .....................     210,607    172,390    21,973      26,000     105,068    107,312      87,170
                                          --------   --------   -------     -------     -------    -------     -------
   Gross profit ......................      91,089     83,756     2,021       5,792      28,126     26,550      21,485
   Selling, general and administrative
    Expenses .........................      66,917     47,052     7,546       7,067      24,603     19,207      18,181
                                          --------   --------   -------     -------     -------    -------     -------
   Operating income (loss)............      24,172     36,704    (5,525)     (1,275)      3,523      7,343       3,304
   Recapitalization expenses(a)                  _          _         _       9,600       9,600          _           _
   Interest expense ..................      31,335     19,131     2,115       1,773       5,896      4,573       2,982
                                          --------   --------   -------     -------     -------    -------     -------
   Income (loss) before income taxes..      (7,163)    17,573    (7,640)    (12,648)    (11,973)     2,770         322
   Income tax expense (benefit).......        (436)     7,997    (2,869)     (4,074)     (3,857)     1,440         103
                                          --------   --------   -------     -------     -------    -------     -------
   Income (loss) from continuing
    Operations .......................      (6,727)     9,576    (4,771)     (8,574)     (8,116)     1,330         219
   Loss from discontinued
    operations(b) ....................           _          _         _           _          _        (585)     (3,180)
                                          --------   --------   -------     -------     -------    -------     -------
   Net income (loss) .................    $ (6,727)  $  9,576   $(4,771)    $(8,574)    $(8,116)  $    745    $ (2,961)
                                          ========   ========   =======     =======     =======    =======     =======

   Diluted earnings per share (c)           ($0.10)     $0.18
   Diluted weighted average shares
    Outstanding(c) ....................     67,663     52,416
 Other Financial Data:
   Net cash provided by (used in):
     Operating activities                   $7,414    $(9,779)   $2,978    $(19,209)   $(17,744)     $ 396      $1,344
     Investing activities                  (34,713)  (146,387)   (1,309)     (1,342)     (6,490)    (2,574)     (2,988)
     Financing activities                   20,789    165,622    (9,134)     19,842      31,135      2,899       1,060
   EBITDA(d) ..........................     36,717     45,772    (3,549)       (393)      9,420     10,088       5,529
   Depreciation and amortization(e)         12,545      9,068     1,976         882       3,347      2,745       2,225
   Capital expenditures ...............     11,292      6,395     1,376       1,342       6,738      2,574       2,988
 Balance Sheet Data (end of period):
   Total assets .......................   $395,767   $387,539   $72,075     $70,459     $85,024    $69,809     $60,005
   Total debt (including current
     maturities) ......................    313,489    289,404    60,471      57,750      69,706     32,710      29,811
   Stockholders' equity (deficit)           38,599     47,164    (3,097)      2,055       1,674     15,392      14,647

          __________
          (a) In connection with the 1995 Recapitalization, Holdings incurred approximately $9.6 million in costs, all of which were expensed.

          (b) During fiscal 1995, Holdings discontinued the operations of its Hedstrom Holdings II subsidiary. Hedstrom Holdings II was involved in the manufacturing of traffic control devices. The sole customer of Hedstrom Holdings II was a related party with which Holdings no longer has an ongoing relationship.

          (c) Due to the ERO acquisition, net income (loss) per share for the five months ended December 31, 1996 and 1995 and for the three fiscal years ended July 31, 1996 has no significant relevance to current amounts.

          (d) EBITDA represents operating income plus depreciation and amortization and, for the twelve months ended July 31, 1996, certain other one-time charges aggregating $2.55 million, as follows: (i) $0.8 million related to a one-time design adjustment to one of Hedstrom's outdoor gym set accessories to address certain alleged defects, (ii) a non-cash inventory write-down of $0.75 million related to the mix shift in Hedstrom's outdoor gym set product line, and (iii) a $1.0 million non-cash write-off of advertising barter credits by Hedstrom in connection with its decision to discontinue its trial advertising campaign. Management believes EBITDA for the twelve months ended July 31, 1996, as adjusted for these one-
            time charges, provides a more meaningful comparison of historical results. EBITDA as determined by Holdings may not be comparable to the EBITDA measure as reported by other companies. EBITDA is not intended to represent cash flow from operations as defined by GAAP and should not be considered as an indicator of operating performance or an alternative to cash flow or operating income (as measured by GAAP) or as a measure of liquidity. In addition, this measure does not represent funds available for discretionary use. It is included herein to provide additional information with respect to the ability of Holdings to meet its future debt service, capital expenditures and working capital requirements.

          (e) Depreciation and amortization included herein excludes the amortization of deferred financing costs that is included in interest expense.


          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion generally relates to the historical consolidated results of operations and financial condition of Holdings and Hedstrom. The comparison between years is naturally affected by the significant impact of the Acquisition of ERO, Inc. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Holdings, and the notes thereto, included elsewhere herein. For purposes of this discussion, references to "Hedstrom", where appropriate, include Holdings and Hedstrom and its subsidiaries (including, with respect to periods after the consummation of the ERO acquisition, ERO and its subsidiaries).

          General

            Hedstrom is a leading United States manufacturer and marketer of well-established children's leisure and activity products. Hedstrom has five principal divisions. The Bedford Division principally manufacturers and markets in the United States and Canada painted metal and composite metal and plastic outdoor gym sets, wood gym kits and sets and slides, spring horses, trampolines and gym accessories. The Ashland Division manufactures and markets in the United States a wide variety of children's playballs and ball pit products. The Montreal Division manufactures children's products including arts and craft kits, game tables, battery operated cars and back-to-school products. The ERO Division manufactures and distributes slumber products, water sports products and room decor items. The International Division manufactures and distributes painted metal gym sets and sells other products manufactured by Hedstrom's other divisions.

          Forward Looking Statements

            This Form 10-K and future filings by the Company on Form 10-Q and Form 8-K and future oral and written statements by the Company and its management may include, certain forward-looking statements, including (without limitation) statements with respect to anticipated future operating and financial performance, Year 2000 compliance and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and "should", and variations of These words and similar expressions, are intended to identify these forward looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise. Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management.

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

            As a result of the change in Hedstrom's fiscal year, Hedstrom has presented financial statements for the five-month period ended December 31, 1996 and for the comparable period in 1995. Management does not believe that a comparison of such periods is meaningful because, given the concentration of Hedstrom's net sales in the first and second calendar quarters, overall changes in production levels in the comparably less active period from August to December can have a significant impact on stated profitability for such period due to the absorption of fixed manufacturing costs. This is especially true when comparing the above-mentioned five-month period in 1996 versus the same five-month period in 1995. In late 1996, management took several steps to increase the daily production capacity of outdoor gym sets in an effort to increase its capacity during peak production periods, thereby reducing inventory levels and related material and warehouse expense. As a result of these efforts, Hedstrom is now able to manufacture gym sets on a just-in-time basis in response to specific customer orders. The move to just-in-time manufacturing in late calendar 1996 precluded the need to begin manufacturing gym sets in 1996 for sale in 1997 and thus, unlike in late 1995, Hedstrom expensed the fixed overhead incurred at its idle outdoor gym set operations. As a result of the switch to just-in-time manufacturing, Hedstrom's operating results were significantly better in the second calendar quarter of 1997 versus the second calendar quarter of 1996 because, among other things, it produced outdoor gym sets in the second calendar quarter of 1997, whereas in the same period of 1996, Hedstrom met consumer demand for outdoor gym sets out of inventory.

          Net Sales

            Hedstrom computes net sales by deducting sales allowances, including allowances for returns, volume discounts and promotions (including cooperative advertising), from its gross sales. Where information concerning net sales by product line is provided in this filing, Hedstrom has estimated net sales by attributing sales allowances to each product line in proportion to the individual product line's percentage of gross sales.

            In 1996, Hedstrom revised certain of its promotional policies, effectively increasing the sales thresholds at which Hedstrom's customers earn certain promotional discounts, which increased Hedstrom's profitability in 1997.

          Results of Operations

            The following table  sets forth net  sales and  gross profit  for each  of  Hedstrom's  five  operating  divisions  for  the  periods indicated:
                                                      Twelve Months
                                                   Ended December 31,
                                                 ----------------------
                                                 1998     1997      1996
                (In millions)                    ----     ----      ----
                                                                 (unaudited)

                Net sales:
                  Bedford Division ...........  $109.0    $ 84.8   $ 82.4
                  Ashland Division ...........    38.9      36.8     43.0
                  Montreal Division ..........    61.2      64.8        _
                  ERO Division ...............    73.4      60.5        _
                  International Division .....    19.2       9.2        -
                                                ------    ------   ------
                          Total net sales ....  $301.7    $256.1   $125.4
                                                ======    ======   ======
                Gross profit:
                  Bedford Division ...........  $ 22.3    $ 21.2   $ 13.1
                  Ashland Division ...........    10.6       9.5     11.2
                  Montreal Division ..........    21.0      24.0        _
                  ERO Division ...............    33.5      27.1        _
                  International Division .....     3.7       2.0        -
                                                ------    ------   ------
                          Total gross profit..  $ 91.1    $ 83.8   $ 24.3
                                                ======    ======   ======

          Fiscal Year Ended December 31, 1998 Compared to Fiscal Year Ended December 31, 1997

            Net Sales. Hedstrom's total net sales increased to $301.7 million in the fiscal year ended December 31, 1998 from $256.1 million in fiscal 1997, an increase of $45.6 million. Such increase was attributable to higher sales at the Bedford, International, and Ashland Divisions, and also the inclusion of the ERO and Montreal Divisions for the full year 1998 versus only the last seven months of fiscal 1997. Net sales of the Bedford Division increased by $24.2 million for fiscal 1998 versus fiscal 1997. The increase was attributable primarily to increased sales of trampolines as a result of the acquisition of Bollinger Industries Inc.'s trampoline business, higher sales of metal gym sets as a result of increased market penetration, and increased wood gym sales as a result of the acquisition of Backyard Products Limited (see Note 3 of the Notes to Consolidated Financial Statements). These increases were partially offset by lower sales of spring horses during the year due to inventory reduction efforts by Toys R Us. Additionally, increased sales of preschool products were offset by lower sales of OEM products. The net sales of the International Division for fiscal 1998 increased by $10.0 million as compared to fiscal 1997. The increase can be attributed to the acquisition of certain assets of Bestoy, a U.K. manufacturer, during the first quarter of 1998. The inclusion of the ERO and the Montreal Divisions for the full fiscal year 1998 versus only seven months of fiscal 1997 resulted in increased sales of $9.3 million. Net sales of the Ashland Division increased by $2.1 million versus the prior year mainly as a result of greater demand for children's ball pits, the effects of which were partially offset by lower
          sales of OEM products.   On a pro-forma basis, net sales of the ERO
          Division decreased approximately 15% mainly as a result of inventory reduction efforts by Toys R Us. On a pro-forma basis, net sales of the Montreal Division decreased approximately 21% due to limited new product offerings related to arts and crafts and game tables and lower sales of Impact products attributable to the Company's elimination of non profitable products during 1998.

            Gross Profit. As a result of the increase in Hedstrom's total net sales, total gross profit increased to $91.1 million in fiscal 1998 from $83.8 million in fiscal 1997. As a percentage of net sales, gross profit decreased to 30.2% in fiscal 1998 from 32.7% in fiscal 1997. The decrease in total gross profit percentage in fiscal 1998 was due to lower gross margin percentages at the Bedford, and Montreal Divisions, which were partially offset by a higher gross margin percentage at the ERO Division. The gross profit percentage of the Montreal Division decreased to 34.3% for fiscal 1998 from 37.0% for fiscal 1997. The decrease in the Montreal Division's gross profit margin was mainly a result of unfavorable production variances during the first five months of the year, as a result of the seasonal nature of the business, which were not included in the fiscal 1997 results due to the timing of the acquisition by Hedstrom. Additionally, margins were negatively impacted by an unfavorable product sales mix and low margin "close-out" sales of Impact products. The Bedford Division's gross profit percentage decreased from 25.0% in fiscal 1997 to 20.5% in fiscal 1998. The decline in the Bedford Division's gross profit percentage for fiscal 1998 was due mainly to an unfavorable product mix. Sales of trampolines, which carry a lower gross profit percentage, increased as a percentage of total Bedford
          Division sales, while sales of metal gym sets, which generally carry a higher overall gross margin, decreased as a percentage of total Bedford Division sales. Additionally, gym set margins were negatively impacted by a shift in sales to mass merchants which resulted in lower average selling prices. The ERO Division's gross profit percentage increased to 45.6% for fiscal 1998 versus 44.8% for fiscal 1997. The increase in the ERO Division was due primarily to favorable manufacturing variances, as well as a more favorable product sales mix and more favorable material costs. The Ashland and International Divisions gross margins fluctuated slightly from the prior year as a result of changes in product sales mix. On a pro-forma basis, the gross profit percentage of the ERO Division increased in fiscal 1998 as compared to fiscal 1997 due to more favorable product sales mix and more favorable material costs. On a pro-forma basis, the gross profit percentage of the Montreal Division remained relatively unchanged as favorable material costs were offset by unfavorable production variances related to volume.

            Selling, General and Administrative Expense. Total selling, general and administrative expenses increased to $66.9 million in fiscal 1998 from $47.1 million in fiscal 1997. Expressed as a percentage of net sales, selling, general and administrative expenses increased to 22.2% in fiscal 1998 from 18.4% in fiscal 1997. The increase was due principally to the inclusion of the ERO and Montreal Divisions for the full year, which experience relatively high selling, general and administrative expenses, and the inclusion of amortization of acquisition-related intangible assets and royalty expenses. In addition, provision for bad debts was increased to cover accounts receivable risk related to Caldor and Service Merchandise. The Company also wrote off approximately $0.7 million of barter credits during fiscal 1998.

            Interest Expense. For fiscal 1998, interest expense increased by $12.2 million to $31.3 million. The increase in interest expense was a result of higher average debt levels associated with the acquisition-related debt and higher working capital requirements.

            Income Tax Expense. Holdings' effective income tax rate in 1998 was 6.1% as compared with an effective income tax rate of 45.5% in 1997. The decrease was attributable to the large amount of non-deductible goodwill generated by the ERO acquisition, unbenefitted foreign losses and certain foreign income which will be taxed.

          Fiscal Year Ended December 31, 1997 Compared to Twelve Months Ended December 31, 1996

            A comparison of Hedstrom's results of operations for the fiscal year ended December 31, 1997 with the same period in 1996 is necessarily affected by the impact of the consummation of the ERO Acquisition in June 1997. Due to the inclusion of seven months of operations of the ERO and Montreal Divisions in the fiscal year ended December 31, 1997, management does not believe that comparisons with the same period in 1996 is meaningful.

            Net Sales. Hedstrom's total net sales increased to $256.1 million in the fiscal year ended December 31, 1997 from $125.4 million in 1996, an increase of $130.7 million. Such increase was attributable to the inclusion of the ERO and Montreal Divisions and an increase in sales at the Bedford Division, offset by a decline in sales at the Ashland Division. Net sales of the Bedford Division increased primarily as a result of (i) the restructuring of several promotional allowances, (ii) increased sales of trampolines due to the business acquired from Bollinger Industries, Inc., (iii) an increase in OEM sales, (iv) new product introductions and (v) the acquisition of M.A. Henry Limited in August of 1997. These increases were partially offset by a decrease resulting from a shift in product mix to lower-priced outdoor gym sets. Net sales of the Ashland Division decreased primarily as a result of a decrease in sales of certain undecorated playballs which decrease was partially offset by the increase in market share of ball pits. On a pro-forma basis, the net sales of the ERO Division increased approximately 12% in 1997 as compared to 1996 due to increased account penetration in the Slumber Shoppe and Priss Prints product lines. On a pro-forma basis, the net sales of the Montreal Division decreased by approximately 4% in 1997 primarily due to a decline in the overall arts and crafts market which decrease was offset by the introduction of its battery-operated car.

            Gross Profit. As a result of the increase in Hedstrom's total net sales, total gross profit increased to $83.8 million in 1997 from $24.3 million in 1996. As a percentage of net sales, gross profit increased to 32.7% in 1997 from 19.4% in 1996 due in part to the inclusion of the results of the ERO and Montreal Divisions, whose combined gross profit margin of 40.8% is higher than the other divisions of Hedstrom. The Bedford Division's gross profit margin in 1997 increased to 24.4% from 15.9% in 1996, primarily as a result of the benefits of (i) a 1996 Cost Reduction Plan, and (ii) improvements in promotional programs, which benefits were partially offset by a decrease in net sales attributable to sales of lower-priced and lower-margin outdoor gym sets. Gross profit margin in the Ashland Division increased to 26.4% in 1997 from 26.0% in 1996 primarily as a result of an increase in selling prices and the favorable effects of the 1996 Cost Reduction Plan, the effects of which were partially offset by a reduction in production volume. On a pro-forma basis, the gross profit percentage of the ERO Division increased in 1997 as compared to 1996 due to increased production volume and lower material costs. On a pro-forma basis, the gross profit percentage of the Montreal Division decreased in 1997 due primarily to (i) decreased production volume, (ii) the start-up costs of producing a new product, battery-operated cars and (iii) a shift in sales mix from higher-margin arts and crafts products to lower-margin battery-operated cars.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $47.1 million in 1997 from $25.1 million in 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 18.4% in 1997 from 20.0% in 1996, due principally to a reduction in warehouse and shipping costs resulting from Hedstrom's implementation of just-in-time manufacturing of outdoor gym sets and the discontinuation of certain print advertising programs. This reduction was partially offset by the inclusion of the ERO and Montreal Divisions relatively high selling, general and administrative expenses, which include the amortization of acquisition-related intangible assets and royalty expense.

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

            Liquidity and Capital Resources of the Company

          Working Capital and Cash Flows

            Net cash provided by operating activities was $7.4 million for the fiscal year ended December 31, 1998. The cash provided by operations reflects the seasonal nature of the Company's sales. The ERO and Montreal Division's sales and accounts receivable build during the second half of the year and are liquidated in the first half of the following year. The Bedford, Ashland and International Divisions build sales and accounts receivable during the first half of the year and liquidate during the second half of the year.

            Net cash used for investing activities was $34.7 million during the fiscal year ended December 31, 1998, including $16.8 million used for the acquisition of Backyard Products Limited (as discussed in Note 3 of the Notes to Consolidated Financial Statements), $11.3 million used for the acquisition of property, plant and equipment, $3.0 million of contingency payments relating to the ERO acquisition (as discussed in Note 3 of the Notes to Consolidated Financial Statements) and $3.6 million used to purchase certain assets from Bestoy, a U.K. manufacturer.

            Net cash provided by financing activities was $20.8 million, representing net proceeds from an additional $30.0 million of Tranche B Term Loans used to fund the acquisition of Backyard Products Limited and paydown a portion of the Company's outstanding balance of the Company's Revolving Credit Facility. The Company also made $8.0 million of principal payments on the Company's other term loans.

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

              Outstanding borrowings under the Senior Credit Facilities consisted of $130.7 million under the Term Loan Facilities, comprised of $66.5 million of Tranche A Term Loans maturing in 2003 and $64.2 million of Tranche B Term Loans maturing in 2005. The Senior Credit Facilities also include a $70 million Revolving Credit Facility. As of December 31, 1998, a balance of $34.9 million was outstanding under the Revolving Credit Facility.

            The Term Loan Facilities will require principal repayments in 1999 according to the following schedule:

            Date                 Tranche A Term Loans    Tranche B Term Loans
            --------------       --------------------    --------------------
            March 31, 1999           $4,000,000                $125,000
            June 30, 1999             1,000,000                 125,000
            September 30, 1999        4,000,000                 125,000
            December 31, 1999         1,000,000                 125,000

            The  Revolving  Credit  Facility   terminates  and  all   amounts
          outstanding thereunder mature on the maturity date of the Tranche A Term Loan Facility in 2003.

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

            The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. As of December 31, 1998, approximately $22.6 million was available to the Company (subject to borrowing base limitations) for borrowings under the Revolving Credit Facility. Management believes that cash generated from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet the Company's working capital and capital expenditures needs for the foreseeable future.

            The Company has established avaluation allowance which fully reserves deferred tax assets associated with the Company's operations in the United Kingdom, which are not assured of realization. However, the Company believes it is more likely than not to realize the remaining net deferred tax asset and accordingly no valuation allowance has been provided. This conclusion is based on, (i) projections (which include the  ERO and  Montreal Divisions) of sufficient taxable U.S.
          income to fully realize the net operating loss carryforwards by the end of calendar year 1999, (ii) the tax loss carryforwards included in the net deferred tax asset were generated in very recent periods and do not begin to expire until the years 2011-2018, (iii) the significant excess of book basis over tax basis relative to the net assets of ERO, Inc. and (iv) the
          carryback  of  $5,545,000  in  net  operating   loss carryforwards
          which will result in a 1999 tax refund of $6,745,000. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.

          Montreal Division

            In 1997, subsequent to its acquisition by the Company, the Montreal Division experienced a decline in sales of its arts and crafts product line, a new product line experienced initial quality problems and the former owners of the Montreal Division announced they were leaving the Company. These events triggered an assessment of recoverability of the book value of the non-current assets, including goodwill, of the Montreal Division. Results of the assessment indicated there was no impairment of value under Statement of Financial Accounting Standards No. 121 ("SFAS 121") as of December 31, 1997. Management has put in place a new management team, instituted certain cost reduction programs and is actively developing new versions of current products. Management believes these factors will improve the future cash flow and profitability of the Montreal Division.

          Adoption of Recently Issued Accounting Pronouncements

            The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative and Similar Financial Instruments For Hedging Activities". This pronouncement revises the accounting for derivative financial instruments. It requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of this statement is required for fiscal years beginning after June 15, 1999. The Company has entered into interest rate swap agreements to hedge exposure to variable interest rate debt. The Company will recognize these derivatives at fair value in its financial statements if these agreements are outstanding as of January 1, 2000. The adoption of this pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

            The Financial Accounting Standards Board has issued SFAS No. 134 "Accounting For Mortgage-Backed Securities". SFAS No. 134 will have no effect on the financial condition or results of operations of the Company.

          Year 2000 Date Conversion

            The Company relies on a significant number of computer programs and computer technologies (collectively, "IT") and non-IT Systems for its key operations, including product design, finance and various administrative functions. In July of 1997 the Company began an impact assessment of the Year 2000 on its business systems and ability to provide product, information, and services to its business partners before, during and after the Year 2000. As a result of this assessment the Company adopted a two phase plan to attain Year 2000 compliance.

            Phase I of the Company's Year 2000 compliance plan addresses its mainframe business systems which need to be converted to handle Year 2000 dates. Phase II addresses computer hardware, stand-alone systems, and embedded systems which may need to be upgraded by the end of 1999.

            Conversion of Phase I data bases and programs was completed in July 1998. The systems testing phase is now in progress and is anticipated to be completed in the first quarter of 1999. The Company plans to install the converted business systems in April 1999.

            Assessment of all computer hardware, stand-alone systems, communications hardware and software which may require replacement or upgrade by January 2000 is now in progress. The Company has identified all systems which it believes are not Year 2000 compliant. Remediation of these systems will take place throughout 1999.

            In addition, the Company is evaluating the Year 2000 readiness of its key vendors to ensure that its ability to produce and deliver products is not materially impacted. As this evaluation is completed, the Company will decide what further actions, if any, are appropriate.

            The Company anticipates that its Year 2000 compliance costs will approximate $1.0 million. The Company believes that it has funds available through its existing credit facilities to address the Year 2000 costs. These costs will include software, hardware and consulting expenses which are being expensed as incurred. The Company believes its current worse case scenario would be the inability of suppliers to deliver key raw materials. The Company is currently devising contingency plans which could among other things include carrying excess stock of key raw materials such as steel at December 31, 1999. While the Company is confident that the Year 2000 issues are manageable and will be dealt with in a timely fashion, this conclusion is forward looking and involves uncertainty and risks. The ultimate result may be impacted by a variety of factors such as, but not limited to, the ability to successfully remediate existing IT systems, the failure to identify problems associated with non-IT systems and problems associated with supplier or customer information systems any of which could have a material adverse effect on the Company's ability to successfully address Year 2000 issues.

          Item 8.  Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          To the Board of Directors of
          Hedstrom Holdings, Inc.:

            We have audited the accompanying consolidated balance sheets of Hedstrom Holdings, Inc. (a Delaware corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the two years ended December 31, 1998, the five months ended December 31, 1996, and the fiscal year ended July 31, 1996. These financial statements and the schedule referred to below are the responsibility
          of  the   Company's   management.   Our responsibility  is  to
          express  an  opinion  on  these   financial statements and schedule
          based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hedstrom Holdings, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the two years ended December 31, 1998, the five months ended December 31, 1996, and the fiscal year ended July 31, 1996 in conformity with generally accepted accounting principles.

            Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page 52 of this Form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                               ARTHUR ANDERSEN LLP


          Dallas, Texas
          February 5, 1999

                   HEDSTROM HOLDINGS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                December 31, December 31,
                                                   1998         1997
                                                  -------     -------
               ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents ..........         $  4,334    $ 10,844
    Trade accounts receivable, net of
       allowance for bad debts of
       $5,280 and $2,297 ...............           69,522      82,702
    Taxes receivable ...................            6,745           -
    Inventories ........................           53,722      47,464
    Deferred income taxes ..............            6,016       4,379
    Prepaid expenses and other current
       assets ..........................            4,130       4,801
                                                 --------    --------
            Total current assets .......          144,469     150,190
                                                 --------    --------
  PROPERTY, PLANT, AND EQUIPMENT, at cost,
     net of accumulated depreciation ......        48,102      42,823
  GOODWILL, net of accumulated amortization
     of $7,341 and $2,384 .................       186,826     170,941
  OTHER ASSETS:
    Deferred financing fees, net of
       accumulated amortization of $4,755 and
       $1,576 ...............................      14,295      17,474
    Deferred charges and other, net of
       accumulated amortization of  $2,372
       and $1,629 .......................             500       1,387
    Deferred income taxes ..............            1,575       4,724
                                                 --------    --------
            Total other assets .........           16,370      23,585
                                                 --------    --------
            Total assets ...............         $395,767    $387,539
                                                 ========    ========

                   HEDSTROM HOLDINGS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                December 31, December 31,
                                                   1998         1997
                                                  -------     -------

     LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Revolving line of credit ...........          $34,920     $35,500
    Current portion of long-term debt ..           11,905       9,222
    Accounts payable ...................           20,709      23,381
    Accrued expenses -
      Compensation .....................            2,958       4,066
      Commissions and royalties ........            5,044       5,365
      Acquisition costs ................              230       6,354
      Customer allowances ..............            7,234       7,193
      Other ............................            7,504       4,612
                                                 --------    --------
            Total current liabilities ..           90,504      95,693
                                                 --------    --------
  LONG-TERM DEBT
    Senior Subordinated Notes ..........          110,000     110,000
    Senior Discount Notes ..............           26,584      23,288
    Term loans .........................          123,736     104,375
    Notes payable to related parties ...            2,500       2,500
    Capital leases .....................            1,690       1,605
    Other ..............................            2,154       2,914
                                                 --------    --------
            Total long-term debt .......          266,664     244,682
                                                 --------    --------
  STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value,
     10,000,000 shares authorized, no shares
     issued or outstanding ................             -          -
    Common stock, $.01 par value,
     50,000,000 shares authorized, 36,142,883
     shares issued and outstanding,
     respectively ......................              361        361
    Non-voting common stock, $.01 par
     value, 40,000,000 shares authorized,
     31,520,000 shares issued and outstanding         315        315
    Additional paid-in capital .........           51,553     51,553
    Accumulated other comprehensive loss .         (2,616)      (778)
    Accumulated deficit ................          (11,014)    (4,287)
                                                 --------   --------
       Total stockholders' equity                  38,599     47,164
                                                 --------   --------
   Total liabilities and stockholders' equity    $395,767   $387,539
                                                 ========   ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                    HEDSTROM HOLDINGS, INC. AND SUBSIDIARY

                        CONSOLIDATED INCOME STATEMENTS
                   (In thousands, except per share amounts)

                                             For the     For the    For the Five   For the
                                           Fiscal Year  Fiscal Year    Months    Fiscal Year
                                              Ended       Ended        Ended        Ended
                                           December 31, December 31, December 31,  July 31,
                                               1998       1997          1996         1996
                                              -------    -------      -------      -------
  NET SALES .......................          $301,696   $256,146     $ 23,994     $133,194
  COST OF SALES ...................           210,607    172,390       21,973      105,068
                                             --------   --------     --------     --------
      Gross profit ................            91,089     83,756        2,021       28,126
  SELLING, GENERAL, AND ADMINISTRATIVE
    EXPENSES                                   66,917     47,052        7,546       24,603
                                             --------   --------     --------     --------
      Operating income (loss) .....            24,172     36,704       (5,525)       3,523
  RECAPITALIZATION EXPENSES .......                 -          -            -        9,600
  INTEREST EXPENSE ................            31,335     19,131        2,115        5,896
                                             --------   --------     --------     --------
  INCOME (LOSS) BEFORE INCOME TAXES            (7,163)    17,573       (7,640)     (11,973)
  INCOME TAX EXPENSE (BENEFIT) ....              (436)     7,997       (2,869)      (3,857)
                                             --------   --------     --------      -------
  NET INCOME (LOSS) ...............          $ (6,727)  $  9,576     $ (4,771)     $(8,116)
                                             ========   ========     ========      =======
  BASIC NET INCOME PER COMMON SHARE:
    Net income ....................          $  (0.10)  $   0.18
    Weighted average shares outstanding        67,663     52,153

  DILUTED NET INCOME PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS:
    Net income ....................          $  (0.10)  $   0.18
    Weighted average shares and common share
    equivalents outstanding .......            67,663     52,416


 The accompanying notes to consolidated financial statements are an integral part of these statements.

                         HEDSTROM HOLDINGS, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                                            For the     For the      For the      For the
                                                            Fiscal      Fiscal        Five        Fiscal
                                                             Year        Year         Months       Year
                                                             Ended       Ended        Ended        Ended
                                                          December 31, December 31, December 31,  July 31,
                                                              1998        1997         1996         1996
                                                           --------     -------      -------      -------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .......                                $ (6,727)   $  9,576   $ (4,771)    $ (8,116)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used for) operating activities-
     Depreciation of property, plant and  equipment            7,588       5,802      1,626        2,903
     Amortization of goodwill and deferred charges             4,957       3,266        350          511
     Amortization of deferred financing fees and
       original issue discount                                 6,475       3,246          -            -
     Deferred income tax  provision (benefit)                 (4,033)      7,027     (2,862)      (3,808)
     Gain on the disposition of property, plant, and
       equipment .................                                (1)         (1)       (60)        (182)
     Provision for losses on accounts  receivable, net
       of recoveries ............                              3,183       1,246         64           37
     Changes in assets and liabilities
       Accounts receivable .                                   9,966     (46,754)     9,734         (892)
       Taxes receivable ....                                  (6,745)          -          -            -
       Inventories .........                                  (4,243)      4,874     (2,042)        (139)
       Prepaid expenses ....                                     761         298      (119)            6
       Accounts payable ....                                  (3,630)      1,709      1,851       (7,906)
       Accrued expenses ....                                    (137)        (68)      (793)        (158)
                                                            --------    --------   --------     --------
          Net cash provided by (used for) operating
            activities ................                        7,414      (9,779)     2,978      (17,744)
                                                            --------    --------   --------     --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of ERO, Inc.                                   (3,037)   (122,600)         -            -
   Acquisition of Backyard Products, Ltd.                    (16,805)          -          -            -
   Acquisition of certain assets of Bollinger
     Industries, Inc. ..........                                   -     (14,928)         -            -
   Acquisitions of property, plant, and equipment            (11,292)     (6,395)    (1,376)      (6,738)
   Proceeds from the sale of property, plant, and
     equipment .................                                   -           8         67          248
   Other acquisitions ......                                  (3,579)     (2,472)         -            -
                                                            --------    --------   --------     --------
          Net cash used for investing activities             (34,713)   (146,387)    (1,309)      (6,490)
                                                            --------    --------   --------     --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the issuance of Senior
     Subordinated Notes ....                                       -     110,000          -            -
   Net proceeds from the issuance of new Term Loans           30,000     110,000          -            -
   Net proceeds from  the issuance of Senior Discount
    Notes ..................                                       -      21,618          -            -
   Borrowings on new Revolving Credit Facility, net             (580)     35,500          -            -
   Repayments on new term loans                               (7,956)     (1,125)         -            -
   Borrowings (repayments) of old term loans, net                  -     (92,767)         -       35,000
   Debt financing and other transaction costs                      -     (21,000)         -            -
   Borrowings (repayments) on old revolving lines of
    credit, net ...............                                    -     (42,400)    (9,050)      (2,360)
   Net proceeds from issuance of voting common stock               -       3,401          -       27,242
   Net proceeds from issuance of non-voting common stock           -      40,000          -        -
   Redemption of common stock from existing stockholders           -           -          -      (29,772)
   Redemption of preferred stock from
     existing stockholders .                                       -           -          -       (3,072)
   Notes payable to related parties                                -           -          -        2,500
   Capital lease (payments) borrowings and other                (675)      2,395        (84)       1,597
                                                            --------    --------   --------     --------
    Net cash provided by (used for) financing activities      20,789     165,622     (9,134)      31,135
                                                            --------    --------   --------     --------
 NET INCREASE (DECREASE)  IN CASH AND CASH
   EQUIVALENTS .............                                  (6,510)      9,456     (7,465)       6,901
 CASH AND CASH EQUIVALENTS:
   Purchased cash ..........                                       -         855          -            -
   Beginning of year/period                                   10,844         533      7,998        1,097
                                                            --------    --------   --------     --------
   End of year/period ......                                $  4,334    $ 10,844   $    533     $  7,998
                                                            ========    ========   ========     ========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Income taxes paid .......                                  $3,733    $  4,431  $     45      $    503
   Interest paid ...........                                 $24,897    $ 13,922  $  1,534      $  5,036
 SUPPLEMENTAL DISCLOSURE OF ASSETS ACQUIRED:
   See Note 3


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                HEDSTROM HOLDINGS, INC. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (In thousands, except share data)

                                                                                     Accumulated
                               Preferred Stock        Common Stock         Additional    Other
                                                                            Paid-In   Comprehensive Accumulated
                                  Shares    Par Value    Shares   Par Value  Capital     Loss        Deficit     Total
                                 ---------    ------   ----------    ----    ------   ------------  -----------  ------
 BALANCE AT JULY 31, 1995        3,005,555   $ 3,006   33,231,090   $ 332   $12,964   $     -     $  (910)    $ 15,392
   Paid-in-kind dividends on
     preferred stock                66,277        66            -                 -         -         (66)           -
   Redemption of common stock
     from existing stockholders          -         -  (27,531,941)   (275)  (29,497)        -           -      (29,772)
   Redemption of preferred
     stock from existing
     stockholders               (3,071,832)   (3,072)           -       -         -         -           -       (3,072)
   Sale of common stock to
     new stockholders ..                 -         -   27,242,350     272    26,970         -           -       27,242
   Net loss ........                     -         -            -       -         -         -      (8,116)      (8,116)
                                                                                                              --------
   Comprehensive Loss                    -         -            -       -         -         -           -       (8,116)
                                 ---------   -------   ----------   -----   -------   -------     -------     --------
 BALANCE AT JULY 31, 1996                -         -   32,941,499     329    10,437         -      (9,092)       1,674

   Net loss ........                     -         -            -       -         -         -      (4,771)      (4,771)
                                                                                                              --------
   Comprehensive Loss                    -         -            -       -         -         -           -       (4,771)
                                 ---------   -------   ----------   -----   -------   -------     -------     --------
 BALANCE AT DECEMBER 31, 1996            -         -   32,941,499     329    10,437         -     (13,863)      (3,097)

   Issuance of voting common
     stock                               -         -    3,201,384      32     3,369         -           -        3,401
   Issuance of non-voting
     common  stock ...........           -         -   31,520,000     315    39,685         -           -       40,000
   Acquisition transaction costs         -         -            -       -    (1,938)        -           -       (1,938)
   Foreign currency
     translation adjustment              -         -            -       -         -      (778)          -         (778)
   Net income ......                     -         -            -       -         -         -       9,576        9,576
                                                                                                              --------
  Comprehensive Income                   -         -            -       -         -         -           -        8,798
                                 ---------   -------   ----------   -----   -------   -------     -------     --------
 BALANCE AT DECEMBER 31, 1997            -         -   67,662,883     676    51,553      (778)     (4,287)      47,164
 Foreign Currency translation
     Adjustment ....                     -         -            -       -         -    (1,838)          -       (1,838)
   Net Loss ........                     -         -            -       -         -         -      (6,727)      (6,727)
                                                                                                              --------
   Comprehensive Loss                    -         -            -       -         -         -           -       (8,565)
                                 ---------   -------   ----------   -----    ------   -------    --------     --------
 BALANCE AT DECEMBER 31, 1998            -   $     -   67,662,883   $ 676  $ 51,553   $(2,616)   $(11,014)    $ 38,599
                                 =========   =======   ==========   =====  ========   =======    ========     ========


                 The accompanying notes to consolidated financial statements are an integral part of these statements.

                        HEDSTROM HOLDINGS, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          1. NATURE OF OPERATIONS:

            Hedstrom Holdings, Inc. ("Holdings") is a holding Company with no operations, other than its 100% ownership of Hedstrom Corporation ("Hedstrom", and together with Holdings, the "Company"). The
          Company is a manufacturer and marketer of well-established children's leisure and activity products. The Company's products fall within five principal divisions: Bedford, Ashland, Montreal, ERO and International. Through its facility in Bedford, Pennsylvania, the Bedford Division manufactures and distributes gym set products consisting of metal gym sets, composite metal and plastic gym sets, wood gym sets, wood gym kits, plastic outdoor slides and gym set accessories. Through its facility in Ashland, Ohio, the Ashland Division manufactures playball products, which consist of premium playballs made of plastic or vinyl and decorated with popular licensed characters or designs, nonpremium playballs that generally have minimal decoration, athletic balls targeted at young children, and ball pit products. Through its facility in Montreal, Canada, the Montreal Division manufactures children's products including arts and crafts kits, game tables, battery operated ride-on vehicles and back-to-school items. Through its facility in Hazlehurst, Georgia, the ERO Division manufactures and distributes slumber products, water sports products and room decorations for children. Through its facility in the United Kingdom and Canada, the International Division produces and distributes gym sets and other products manufactured by its Domestic Divisions. The Company sells its products through major national toy retailers, mass merchants, supermarkets, drug store chains, and home centers primarily in the United States, Canada, and the United Kingdom. The Company employed 2,234 people at December 31, 1998, 10% of which are represented by the Rubber Workers Union. The collective bargaining agreement with the Rubber Workers Union expires on October 2, 2001.

            Four of the Company's customers (Wal-Mart, Toys R Us, K-Mart and Target) account for over 50% of the Company's sales. As a result, the Company's operations can be significantly impacted by these customers. Although Hedstrom has well-established relationships with these customers, it does not have long term contracts with any of them. A decrease in business from any of these customers could have a material adverse effect on the Company's results of operations and financial condition. During 1998, well-publicized changes in the inventory policies and purchasing practices of Toys R Us, the Company's second largest customer in 1998, and, to a lesser extent, those of the Company's other customers adversely affected the 1998 sales levels of the Company and of the industry generally. As a consequence, the Company's operating income in fiscal 1998 was significantly less than anticipated. Although management does not anticipate similar events in fiscal 1999, there can be no assurance that competitive pressures in the retail sector will not result in continued pressure on the Company's sales and operating income.

            As a result of the aforementioned competitive pressures, there recently have been a number of consolidations and business failures in the retail sector. As a result, there may be a further concentration of the Company's customer base, as well as an adverse change in the Company's credit exposure. Although management has no reason to believe that there are any significant credit risks associated with any of its key customers, a credit failure by a key customer or a significant number of smaller customers would have a material adverse effect on Hedstrom's results of operations.

            The ERO Division derives a significant portion of its revenues from sales of products featuring licensed characters. Although the ERO Division intends to renew key existing licenses and obtain new licenses, there can be no assurance that it will be able to do so. The failure to renew key existing licenses or obtain new licenses would have a material adverse effect on the Company's results of operations.

          2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of Hedstrom Holdings, Inc. and its wholly owned subsidiary, Hedstrom Corporation. Effective June 12, 1997, Hedstrom acquired ERO, Inc. ("ERO"), which became a wholly owned subsidiary of Hedstrom (see Note 3). The accompanying consolidated financial statements reflect the operations of ERO since June 1, 1997. Management does not believe that the 1997 over 1996 comparisons are meaningful, given the 1997 acquisition of ERO. All intercompany balances and transactions have been eliminated in consolidation.

          Fiscal Year

            Prior to August 1, 1996, the Company's fiscal year ended on  July
          31. Effective January 1, 1997, the Company changed its fiscal year to a calendar year ending on December 31. The following consolidated financial statements include the twelve month period from January 1, 1996 to December 31, 1996 for comparative purposes only.

                              Consolidated Income Statement
                         For the twelve months ended December 31, 1996
                                          (Unaudited)
                                       (In thousands)

                        NET SALES ..............................   $125,396
                        COST OF SALES ..........................    101,041
                                                                   --------
                                  Gross profit .................     24,355
                        SELLING, GENERAL, AND ADMINISTRATIVE
                        EXPENSES ................................    25,082
                                                                    -------
                                  Operating loss ................      (727)
                                                                    -------
                        INTEREST EXPENSE ........................     6,238
                        INCOME TAX BENEFIT ......................    (2,652)
                                                                   --------
                        NET LOSS ................................  $ (4,313)
                                                                   ========

                            Consolidated Statement of Cash Flows
                          For the twelve months ended December 31, 1996
                                          (Unaudited)
                                        (In thousands)

                         CASH FLOWS FROM OPERATING
                         ACTIVITIES:
                         Net loss ...............................    $(4,313)

                         Adjustments to reconcile net
                         loss to net cash provided
                           by operating activities
                           Depreciation and amoritization .......      4,401
                           Changes in assets and liabilities:
                              Accounts receivable ...............      3,804
                              Inventories .......................      4,088
                              Accounts payable ..................         (5)
                              Accrued expenses ..................      1,434
                              Other .............................     (4,966)
                                                                      ------
                          Net cash provided by operating
                          activities ............................      4,443
                                                                      ------
                         CASH FLOWS FROM INVESTING ACTIVITIES
                           Acquisitions of property,
                           plant and equipment ..................     (6,457)
                                                                      ------
                           Net cash used for investing
                           activities ...........................     (6,457)
                                                                      ------
                           Net cash provided by financing
                           activities ...........................      2,159
                                                                      ------
                         NET INCREASE IN CASH AND CASH
                         CASH EQUIVALENTS .......................        145
                         CASH AND CASH EQUIVALENTS:
                           Beginning of period ..................        388
                                                                     -------
                           End of period ........................    $   533
                                                                     =======
          Cash and Cash Equivalents

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

            The estimated useful lives of property, plant, and equipment are as follows:

                       Buildings and improvements .......  5-40 years
                       Machinery and equipment ..........  3-12 years
                       Computer hardware and software ...  3-5  years
                       Furniture and fixtures ...........  5-10 years

            Depreciation is allocated to cost of sales and selling, general, and administrative expense based upon the related asset's use. Depreciation of approximately $6,696,000, $5,184,000, $1,576,000 and $2,797,000 is included in cost of sales for the fiscal years ended December 31, 1998, December 31, 1997, for the five months ended December 31, 1996, and for the fiscal year ended July 31, 1996, respectively. Depreciation of approximately $892,000, $618,000, $50,000 and $106,000 is included in selling, general, and administrative expense for the fiscal years ended December 31, 1998, December 31, 1997, for the five months ended December 31, 1996, and for the fiscal year ended July 31, 1996, respectively.

            Long-lived assets and certain identifiable intangibles, including goodwill, to be held and used by the Company are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that facts and circumstances indicate that the cost of long-lived
          assets  may  be  impaired,  an  evaluation  of  recoverability   is
          performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required.

          Goodwill

           Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses, is stated at cost and is amortized on a straight-line basis over forty years. Amortization of goodwill of $4,214,000 and $2,384,000 is included in selling, and administrative expense for the fiscal years ended December 31, 1998 and December 31, 1997, respectively. The Company had no Goodwill during fiscal year 1996 or on December 31, 1996. Goodwill is reviewed for impairment in accordance with the policy, as discussed above.

          Deferred Financing Fees

           Deferred financing fees, representing costs incurred in connection with obtaining borrowings under long-term debt agreements, are stated at cost and are amortized over the life of the related debt. Amortization of deferred financing fees of $3,179,000 and $1,576,000 is included in interest expense for the fiscal years ended December 31, 1998 and December 31, 1997, respectively.

          Deferred Charges and Other, Net

            Deferred charges and other on the accompanying balance sheets is comprised of the following (in thousands):

                                                     December 31, December 31,
                                                        1998         1997
                                                     -----------  -----------

              Deferred expenses ....................  $ 2,872      $  2,546
              Barter credits .......................        -           470
                                                      -------      --------
                                                        2,872         3,016
              Less-Accumulated amortization ........   (2,372)       (1,629)
                                                      -------      --------
                                                      $   500      $  1,387
                                                      =======      ========
            Deferred expenses primarily relate to costs the Company incurs to obtain shelf space, and replace competitors products, at certain of its retail customers. In connection with these transactions, the Company obtains a commitment from the retailer that it will exclusively stock the Company's products for a period not less than three years. As a result, these costs are deferred and amortized over a 36-month period on a straight-line basis. Amortization expense is included in selling, general, and administrative expense on the accompanying income statements and was $743,000, $882,000, $350,000 and $358,000 for the fiscal years ended December 31, 1998, December 31, 1997, for the five months ended December 31, 1996 and for the fiscal year ended July 31, 1996, respectively.

            Prior to the recapitalization discussed in Note 12, the Company had capitalized certain financing costs and organizational costs. These costs were immediately expensed in connection with the recapitalization and are included in recapitalization expenses on the accompanying July 31, 1996, income statement. The deferred financing costs were being amortized over the period of the underlying debt on a straight-line basis and organizational costs were being amortized over a 60-month period. Prior to the recapitalization, amortization of deferred financing costs was $67,000 in the fiscal year ended July 31, 1996 and is included in interest expense on the accompanying income statements. Amortization of organizational costs prior to the recapitalization was $85,000 in the fiscal year ended July 31, 1996 and is included in selling, general, and administrative expense on the accompanying income statements.

            During the fiscal year ended July 31, 1995, the Company exchanged certain finished goods inventory with a cost basis of approximately $320,000 for barter credits. Although the barter credits had a stated value of approximately $3,200,000, they were recorded at an amount equal to the cost basis of the inventory exchanged, such that no profit was recognized on the transaction. The barter credits can be used principally for the purchase of print and media advertising; however, cash must be used in addition to the barter credits to secure the advertising. During the fiscal year ended December 31, 1997, the five months ended December 31, 1996 and the fiscal year ended July 31, 1996, the Company utilized approximately $49,000, $262,000 and $262,000, respectively, of these barter credits. As a result of the Company's decision to reduce its advertising expenditures during calendar 1997, management determined that all of its barter credits may not be fully utilized prior to their expiration in August 1998. Therefore, the Company wrote-off an additional $1,000,000 of the barter credits during the fiscal year ended July 31, 1996. During 1998 management assessed the realizable value of the remaining barter credits and determined that it was unlikely that any significant value would be realized. As a result, the Company wrote-off the remaining barter credits totaling $747,000.

          Revenue Recognition

            The Company recognizes revenue when title to the goods transfers. For the majority of the Company's sales, this occurs at the time of shipment.

          Income Taxes

            Deferred income taxes are determined under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Deferred income taxes arise from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the financial statements.

          Net Income (Loss) Per Common Share

            Basic earnings per share is computed by dividing net income
          (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and other dilutive securities. Excluded from the computation of diluted earnings per share are options to purchase 2.4 million and 1.8 million shares of common stock in 1998 and 1997 respectively. These options were outstanding during these respective years, but were excluded because the option exercise price was greater than the average market price of the common shares. Due to the ERO acquisition, described in Note 3, net income (loss) per share for the five months ended December 31, 1996 and for the fiscal year ended July 31, 1996 have no significant relevance to current amounts.

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

          Foreign Currency Translation

            The financial position and results of operations of the Company's foreign subsidiaries are measured using each subsidiary's local currency as the functional currency. Assets and liabilities of the foreign subsidiaries are translated to U.S. dollars using exchange rates in effect at balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation gains or losses are included as a component of accumulated other comprehensive loss in stockholders' equity and designated as a foreign currency translation adjustment. Transaction gains or losses were not significant in any year.

          Stock-Based Compensation

            Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount the employee must pay to acquire the stock. See Note 9.

          Reclassifications

            Certain 1997 and 1996 amounts have been reclassified to conform with their current year presentation.

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

          Recent Accounting Pronouncements

            Holdings has adopted SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The accompanying Consolidated Statement of Stockholders' Equity has been restated to disclose comprehensive income for each year presented.

            Holdings has adopted SFAS No. 131, "Disclosure about Segments of An Enterprise and Related Information." This pronouncement changes the requirements under which public businesses must report segment information. The objective of the pronouncement is to provide information about a company's different types of business activities and different economic environments. SFAS No. 131 requires companies to select segments based on their internal reporting system. Restatement of prior year segment disclosure was required upon adoption of SFAS No. 131. See Note 13.

            Holdings has adopted SFAS No. 132, "Employees' Disclosures about Pension and Other Postretirement Benefits", as of January 1, 1998. This pronouncement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, however, it does require additional information on changes in the benefit obligations and fair values of plan assets in order to facilitate financial analysis. The Company has revised its disclosures accordingly. See
          Note 8.

            The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative and Similar Financial Instruments For Hedging Activities". This pronouncement revises the accounting for derivative financial instruments. It requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of this statement is required for fiscal years beginning after June 15, 1999. The Company has entered into interest rate swap agreements to hedge exposure to variable interest rate debt. The Company will recognize these derivatives at fair value in its financial statements if these agreements are outstanding as of January 1, 2000. The adoption of this pronouncement is not expected to have a significant impact on the Company's financial position or results of operations.

            The Financial Accounting Standards Board has issued SFAS No. 134 "Accounting For Mortgage-Backed Securities". SFAS No. 134 will have no effect on the disclosures, financial condition or results of operations of the Company.

          3. ACQUISITIONS:

            On April 10, 1997, Hedstrom and HC Acquisition Corp., a wholly owned subsidiary of Hedstrom, entered into an Agreement and Plan of Merger (the "Merger Agreement") with ERO to acquire ERO for a total enterprise value of approximately $200 million. Pursuant to the Merger Agreement, HC Acquisition Corp. commenced and, on June 12, 1997, consummated a tender offer for all of the outstanding shares of the common stock of ERO at a purchase price of $11.25 per share (the "Tender Offer"). Holdings also assumed a purchase price contingency related to ERO, Inc.'s acquisition of the Montreal Division in October of 1995. The contingency included an additional $3.7 million of purchase price contingent upon achievement of certain conditions. As those conditions were met as of December 31, 1997, Holdings accrued a liability for the contingency against goodwill. This was reflected in accrued expenses-acquisition costs in the consolidated balance sheet. The payment was made in March 1998. Upon consummation of the Tender Offer, (i) HC Acquisition Corp. was merged with and into ERO (the "Merger") with ERO surviving the Merger as a wholly owned subsidiary of Hedstrom, (ii) certain of ERO's outstanding indebtedness was refinanced by Hedstrom (the "ERO Refinancing") and (ii) Hedstrom refinanced (the "Hedstrom Refinancing") its existing revolving credit facility and term loan facility (the Merger, the Tender Offer, the ERO Refinancing and the Hedstrom Refinancing, are collectively referred to herein as the "Acquisition").

            Holdings and Hedstrom  required approximately  $301.1 million  in cash to consummate the Acquisition, including approximately (i) $122.6 million paid in connection with the Tender Offer and the
          Merger, (ii) $82.6 million paid in connection with the ERO Refinancing, (iii) $74.9 million paid in connection with the Hedstrom Refinancing and (iv) $21.0 million incurred in respect of fees and expenses. The funds required to consummate the Acquisition were provided by (i) $75.0 million of term loans under a new six-year senior secured term loan facility (the "Tranche A Term Loan Facility"), (ii) $35.0 million of term loans under a new eight-year senior secured term loan facility (on July 24, 1998 the Tranche B Term Loan was increased to $65.0 million to allow for the acquisition of Backyard Products Limited, see further discussion below) (the "Tranche B Term Loan Facility" and, together with the Tranche A Term Loan Facility, the "Term Loan Facilities"), (iii) $16.1 million of borrowings under a new $70.0 million senior secured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facilities, the "Senior Credit
          Facilities"), (iv) $110.0 million of gross proceeds from the offering by Hedstrom of 10% Senior Subordinated Notes Due 2007 (the "Senior Subordinated Notes"), (v) $25.0 million of gross proceeds from the offering by Holdings of 44,612 units consisting of 12% Senior Discount Notes Due 2009 (the "Discount Notes") and 2,705,896 shares of Common Stock, $.01 par value per share, of Holdings ("Holdings Common Stock") and (vi) $40.0 million of gross proceeds from the private placement of 31,520,000 shares of Non-Voting Common Stock, $.01 par value per share, of Holdings ("Holdings Non-Voting Common Stock") and 480,000 shares of Holdings Common Stock. The Revolving Credit Facility is also used to finance certain seasonal working capital requirements.

            The acquisition of ERO has been accounted for under the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon fair value at the date of the acquisition of ERO. The excess of the purchase price over the fair values of the tangible net assets acquired was approximately $159.8 million, has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. In the event that facts and circumstances indicate that the goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if an adjustment is required.


          The fair value of assets acquired and liabilities assumed, reflecting the final allocation, was as follows (in thousands):

                        Current assets ..............  $  53,500
                        Net property,plant and
                         equipment...................     20,000
                        Other assets ................      9,400
                        Goodwill ....................    159,800
                        Liabilities assumed .........   (120,100)
                                                       ---------
                            Cash paid for ERO........  $ 122,600
                                                       =========

          In 1997, subsequent to the acquisition of ERO, the Montreal Division experienced a decline in sales of its arts and crafts product line, a new product line experienced initial quality problems and the former owners of Montreal announced they were leaving the Company. These events triggered an assessment of recoverability of the book value of the non-current assets, including goodwill, of this Division. Results of the assessment indicated there was no impairment of value under Statement of Financial Accounting Standards No. 121 ("SFAS 121") as of December 31, 1997. Management has put in place a new management team, instituted certain cost reduction programs, established a quality control function and is actively developing new versions of current products. Management believes these factors will improve the future cash flow and profitability of this Division.

            On July 24, 1998 the Company acquired 100% of the outstanding shares of Backyard Products Limited, approximately $13.9 million, a leading Canadian manufacturer and supplier of wood gym sets and accessories. The purchase price of approximately $16.8 million was financed through an amendment to the Company's existing Senior
          Credit Facilities, which increased the Tranche B Term Loan by $30 million. The $30 million proceeds from the amendment were used to fund the acquisition as well as to pay down borrowings under the Revolving Credit Facility. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated to the underlying assets and liabilities based on their respective estimated fair values at the date of the acquisition. The estimated value of assets acquired was $3.4 million and the liabilities assumed was $2.7 million. The excess of the purchase price over the value of the net assets acquired of, $16.1 million was recorded as goodwill and will be amortized over 40 years.

          4. INVENTORIES:

           Inventories are comprised of the following (in thousands):

                                                    December 31,   December 31,
                                                       1998           1997
                                                    ------------   -----------

                Raw materials .....................   $21,421       $16,502
                Work-in-process ...................     9,013         5,690
                Finished goods ....................    23,288        25,272
                                                      -------       -------
                                                      $53,722       $47,464
                                                      =======       =======




          5. PROPERTY, PLANT, AND EQUIPMENT:

           Property, plant, and equipment is comprised of the following (in thousands):

                                                  December 31,   December 31,
                                                     1998           1997
                                                  ------------    -----------

                 Buildings and improvements.......   $17,183         $16,567
                 Machinery and equipment ..........   47,392          40,131
                 Computer software and hardware ...    3,095           1,469
                 Furniture and fixtures ...........    2,076           1,277
                                                     -------          ------
                                                      69,746          59,444
                 Less -  Accumulated depreciation .. (25,453)        (20,430)
                                                     -------         -------
                                                      44,293          39,014
                 Land .............................    3,809           3,809
                                                     -------         -------
                                                     $48,102         $42,823
                                                     =======         =======
          6. DEBT

           Debt consists of the following (in thousands):

                                                    December 31, December 31,
                                                        1998         1997
                                                    -----------  -----------
                 Senior Subordinated Notes .......... $110,000      $110,000
                 Term Loans .........................  134,158       112,375
                 Senior Discount Notes ..............   26,584        23,288
                 Revolving Credit Facility ..........   34,920        35,500
                 Other ..............................    7,827         8,241
                                                      --------      --------
                                                      $313,489      $289,404
                                                      ========      ========

          Term Loans and Revolving Credit Facility

               As discussed in Note 3, in connection with the ERO acquisition, Hedstrom obtained the Senior Credit Facilities. The Senior Credit Facilities consist of (a) a six-year Tranche A Senior Secured Term Loan Facility providing for term loans to Hedstrom in a principal amount of $75 million; (b) an eight-year Tranche B Senior Secured Term Loan Facility providing for term loans to Hedstrom in a principal amount of $35 million (on July 24, 1998 the Tranche B Term Loan was increased to $65.0 million to allow for the acquisition of Backyard Products Limited, see Note 3 for further discussion); and (c) a Senior Secured Revolving Credit Facility providing for revolving loans to Hedstrom and the issuance of letters of credit for the account of Hedstrom in an aggregate principal and stated amount at any time not to exceed $70 million. Borrowings under the Revolving Credit Facility will be available based upon a borrowing base not to exceed 85% of eligible accounts receivable and 50% of eligible inventory.

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

            On December 30, 1998, the Company amended the Senior Credit Facility. The amendment allows for less restrictive financial covenants.In addition, the amendment allows, at Hedstrom's option, the interest rates per annum applicable to the Senior Credit Facilities to be either (i) the Eurocurrency Rate (as defined) plus 3.0% in the case of the Tranche A Term Loan Facility and the Revolving Credit Facility or 3.5% in the case of the Tranche B
          Term Loan Facility or (ii) the Alternate Base Rate (as defined) plus 2.0% in the case of the Tranche A Term Loan Facility and the Revolving Credit Facility or 2.5% in the case of the Tranche B
          Term Loan Facility. The Alternate Base Rate is the highest of (a) Credit Suisse First Boston's Prime Rate (as defined) or (b) the federal funds effective rate from time to time plus 0.5%. The applicable margin in respect of the Tranche A Term Loan Facility and the Revolving Credit Facility will be adjusted from time to time by amounts to be agreed upon based on the achievement of certain performance targets to be determined.

            The Senior Credit Facilities contain a number of covenants that, among other things, restrict the ability of Hedstrom to dispose of assets, incur additional indebtedness, repay other indebtedness or amend other debt instruments, pay dividends, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with affiliates. In addition, under the Senior
          Credit Facilities, Hedstrom is required to comply with specified minimum interest coverage and maximum leverage ratios. At December 31, 1998, the Company was in compliance with all of the amended restrictive covenants contained in the Senior Credit Facility.

          Senior Discount Notes

            In connection with the ERO acquisition, Holdings received $25.0 million of gross proceeds from the issuance by Holdings of 44,612 units, consisting of the Discount Notes and 2,705,896 shares of Holdings common stock. Of the $25.0 million in gross proceeds, $3.4 million ($1.25 per share) was allocated to the common stock, based upon management's estimate of fair market value, and $21.6 million was allocated to Discount Notes.

            The Discount Notes are unsecured obligations of Holdings and have an aggregate principal amount at maturity (June 1, 2009) of $44.6 million, representing a yield to maturity of 12%. No cash interest will accrue on the Discount Notes prior to June 1, 2002. Thereafter, cash interest will be payable on June 1 and December 1 of each year, commencing December 1, 2002. Amortization of the original issue discount, which is included in interest expense, totaled $3,296,000 and $1,670,000 during the fiscal years ended December 31, 1998 and December 31, 1997, respectively.

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

                                                            Redemption
                   Period                                    Price(%)
                   ------------                             ----------
                   2002 ................................... 106.000
                   2003 ................................... 104.000
                   2004 ................................... 102.000
                   2005 and thereafter .................... 100.000

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

                                                        Redemption
                   Period                                 Price(%)
                   ---------                            ----------
                   2002 ..................................105.000
                   2003 ..................................103.333
                   2004 ..................................101.667
                   2005 and thereafter ...................100.000

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

            The Senior Subordinated Notes are unsecured senior subordinated obligations of Hedstrom and are unconditionally and fully guaranteed (jointly and severally) on a senior basis by Holdings and on a senior subordinated basis by each domestic subsidiary of Hedstrom. The Senior Subordinated Notes are subordinated to all senior indebtedness (as defined) of Hedstrom and rank pari passu in right of payment with all senior subordinated indebtedness (as defined) of Hedstrom.

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

          Interest Rate Swaps

            As of December 31, 1998, the Company had interest rate swap agreements in place with two of its lenders under which the Company exchanged a variable interest rate for a fixed interest rate. The Company anticipates that the counter parties to the swap agreements will fully perform their obligations. During the fiscal year ended December 31, 1998, the effect of the swap agreements were immaterial. Terms of the swap agreements are as follows at December 31, 1998:

          Notional Amounts      Fixed Interest Rate     Expiration Date
          ----------------      -------------------     ---------------
          $30 million           8.05%                   October 28, 1999
          $12 million           8.555%                  December 29, 2000

          Maturities

            Aggregate maturities of long-term debt over the next five years are as follows (in thousands): 1999 - $11,905; 2000 - $14,655; 2001
          - $17,156; 2002; - $22,156; and 2003 - $33,552.


          7. INCOME TAXES:

          The sources of pretax income (loss) for the fiscal years ended December 31, 1998 and December 31, 1997 were as follows (in thousands):


                          1998          1997
                          ----          ----
          Domestic ...  $(14,174)     $ 9,877
          Foreign ....     7,011        7,696
                        --------      -------
                        $ (7,163)     $17,573
                        ========      =======

            The Company has not provided for U.S. federal and foreign income withholding taxes on its foreign subsidiaries' undistributed earnings as of December 31, 1998 and December 31, 1997, because such earnings are considered to be indefinitely reinvested. Repatriation of these earnings would not materially increase the Company's tax liability. If these earnings were distributed in the form of dividends or otherwise, foreign tax credits could be used to offset the U.S. income taxes due on income earned from foreign sources.

          Pretax income from foreign sources in periods prior to 1997 were not significant.

            The components of the provisions (benefits) for income taxes are as follows (in thousands):

                              For the Fiscal     For the Fiscal    For the Five   For the Fiscal
                               Year Ended         Year Ended       Months Ended    Year Ended
                               December 31,        December 31,    December 31,     July 31,
                                  1998                1997             1996           1996
                             ---------------    --------------     ------------  -------------
            Current
              State .........     $     -            $   339        $     33       $     43
              U.S. federal...           -             (2,745)            (40)           (92)
              Foreign .......       3,597              3,376               -              -
                                  -------            -------        ---------      ---------
                                    3,597                970              (7)           (49)
                                  -------            -------        ---------      ---------
            Deferred:

              State .........        (773)               412               -              -
              U.S. federal...      (3,511)             6,133          (2,862)        (3,808)
              Foreign ......          251                482               -              -
                                  -------            -------        ---------      ---------
                                   (4,033)             7,027          (2,862)        (3,808)
                                  -------            -------        ---------      ---------
                                  $  (436)           $ 7,997        $ (2,869)      $ (3,857)
                                  =======            =======        =========      =========

            The provisions (benefits) for income taxes differ from those computed using the statutory U.S. federal income tax rate as a result of the following (in thousands)

                                        For the Fiscal     For the Fiscal    For the Five      For the Fiscal
                                          Year Ended         Year Ended      Months Ended       Year Ended
                                         December 31,        December 31,     December 31,        July 31,
                                             1998                1997             1996             1996
                                        ---------------     --------------   -------------    --------------
      Current:                           Amount   Rate     Amount   Rate     Amount   Rate    Amount    Rate
                                         ------   ----     ------   ----     ------   ----    ------    ----
       Expected provision (benefit)...  $(2,435)  (34)%    $5,975    34%     $(2,598)  (34)%  $(4,071)  (34)%
       State income taxes, net
        of federal benefit............     (511)   (7)        495     3         (219)   (3)      (183)   (1)
       Foreign corporate tax in
        excess of 34%.................      459     6         826     5           47     -        151     1
       Foreign loss nottax benefited .      980    14           -     -            -     -          -     -
       Nondeductible Goodwill ........      994    14         727     4            -     -          -     -
       Recapitalization costs ........        -     -           -     -            -     -        479     4
       Other..........................       77     1         (26)    -          (99)   (1)      (233)   (2)
                                        -------   ----     ------   ----     -------   -----  -------   -----
       Actual Provision(benefit)        $  (436)   (6)%    $7,997    46%     $(2,869)  (38)%  $(3,857)  (32)%
                                        =======   ====     ======   ====     =======   =====  =======   =====

            The net deferred tax  assets are comprised  of the following
              (in thousands):

                                                                 December 31,   December 31,
                                                                    1998            1997
                                                                ------------    ------------
                 Current deferred tax asset:
                   Allowances for accounts receivable              $1,329         $   568
                   Accrued Liabilities ........................     4,153           3,656
                   Other ......................................       534             155
                                                                   ------         -------
                      Current deferred tax asset...............     6,016           4,379
                                                                   ------         -------
                 Noncurrent deferred tax asset:
                   Tax over book depreciation .................    (4,274)         (4,056)
                   Net operating loss carryforward.............     3,154           6,480
                   Accrued Interest on Senior Discount Notes...     2,094             644
                   Recapitalization costs .....................       735           1,104
                   Other ......................................       615             552
                   Valuation Allowance                               (749)              -
                                                                   ------         -------
                       Noncurrent deferred tax asset............    1,575           4,724
                                                                   ------         -------
                 Net deferred tax asset .......................    $7,591         $ 9,103
                                                                   ======         =======

            The Company has net operating loss carryforwards of $8,170,000 to apply against future taxable income. Such carryforwards expire between 2011 and 2018.

            The Company has recorded current taxes receivable of $6,745,000. This receivable consists of an overpayment of Canadian and U.S. taxes of $1,200,000 and the carryback of $5,545,000 of net operating losses.

            The valuation allowance fully reserves deferred tax assets associated with the Company's operations in the United Kingdom, which are not expected to be realized. However, the Company believes it is more likely than not to realize the remaining net deferred tax asset and accordingly no valuation allowance has been provided. This conclusion is based on, (i) projections (which include the ERO and Montreal Divisions) of sufficient taxable U.S. income to fully realize the net operating loss carryforwards by the end of calendar year 1999, (ii) the tax loss carryforwards included in the net deferred tax asset were generated in very recent periods and do not begin to expire until the years 2011-2018,
          (iii) the significant excess of book basis over tax basis relative to the net assets of ERO, Inc. and (iv) the carryback of $5,545,000 million in net operating loss carryforwards which will result in a 1999 tax refund of $6,745,000. Management continually evaluates the realizability of the net deferred tax assets and the need for a valuation allowance on such assets.

          8. EMPLOYEE BENEFIT PLANS:

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

            The Company may make annual discretionary contributions to the Hedstrom Plans. Discretionary contributions during the fiscal years ended December 31, 1998, December 31, 1997, the five months ended December 31, 1996, and for the fiscal year ended July 31, 1996, aggregated approximately $730,000, $607,000, $218,000 and $634,000, respectively.

            U.S. Employees of the ERO and Montreal Divisions are covered by a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code which provides retirement benefits for eligible employees of the Company (the "ERO Plan"). Eligible employees may contribute from 1% to 15% of their compensation. The Company may provide matching contributions at the rate of 50% of the employee's contribution up to 6% of the employee's gross wages. Discretionary contributions during the fiscal years ended December 31, 1998 and December 31, 1997, were $179,000 and $171,000, respectively.

          9. STOCK-BASED COMPENSATION PLAN:

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

            The following is a summary of stock option transactions from July 31, 1996 through December 31, 1998:
                                                                                                 Average
                                                             Shares        Option Prices      Exercise Price
                                                            ---------      -------------      --------------
              Shares under option at July 31, 1996.......   2,174,216              $1.00           $1.00
                Options granted .........................     200,000               1.00            1.00
                Options exercised .......................           _                  _               _
                Options terminated ......................           -                  -               -
                                                            ---------     --------------       ---------
              Shares under option at December 31, 1996...   2,374,216              $1.00           $1.00
                                                            ---------     --------------       ---------
                Options granted .........................   1,767,912               1.25            1.25
                Options exercised .......................           -                  -               -
                Options terminated ......................           -                  -               -
                                                            ---------      -------------       ---------
              Shares under option at December 31, 1997...   4,142,128      1.00 to  1.25            1.11
                                                            ---------      -------------       ---------
                Options granted                               765,000               1.65            1.65
                Options exercised                                   _                  _               _
                Options terminated                           (135,000)              1.25            1.25
                                                            ---------     --------------        --------
              Shares exercisable at December 31, 1998       4,772,128     $1.00 to $1.65           $1.23
                                                            =========     ==============        ========
              Shares under option at December 31, 1998      2,896,853     $1.00 to $1.65           $1.05
              Shares exercisable at December 31, 1997       1,516,144              $1.00           $1.00
              Shares exercisable at December 31, 1996         724,739              $1.00           $1.00
              Shares exercisable at July 31, 1996                   -                  -               -

            At December 31, 1998, 22,020 and 402,088 remaining options are available for grant under the 1995 Stock Option Plan and the 1997 Stock Option Plan, respectively. The weighted average remaining contractual life of shares under option at December 31, 1998 was 8 years.

            The Company has adopted APB Opinion 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the stock option plans. Due to the Acquisition, net income per share for the fiscal year ended July 31, 1996 have no significant relevance to current amounts. Had compensation cost for the Company's plans been determined based on the fair value at the date of grant for awards in the fiscal years ended December 31, 1998 and December 31, 1997, the Company's total and per share net income would have been as follows (dollars in thousands, except per share amounts):

                                                         1998             1997
            Net income:                                  ----             ----
              As reported .........................    $(6,727)          $9,576
              Pro forma ...........................     (7,004)           9,212
            Basic net income per common share
              As reported .........................     $(0.10)           $0.18
              Pro forma ...........................      (0.10)            0.18
            Diluted net income per common share
             and common share equivalent:
              As reported .........................     $(0.10)           $0.18
              Pro forma ...........................      (0.10)            0.18

            The weighted average fair value of options granted is $1.06 and $0.71 during the fiscal years ended December 31, 1998 and December 31, 1997, respectively. The fair value of each option is estimated on the date of the grant using the minimum value method with the following assumptions used for the grant in December 1998; risk free interest rates of 4.53%; expected dividend yield of 0% and expected life of ten years.

          10. COMMITMENTS AND CONTINGENCIES:

          Leases

            The Company leases production equipment under capital leases with terms expiring at various times through 2004. The net capital lease asset of $2,276,0000 and $1,825,000 as of December 31, 1998 and
          December 31, 1997, respectively, is included in property, plant, and equipment on the accompanying consolidated balance sheets. Aggregate future minimum lease payments related to capital leases are as follows: 1999 - $662,000; 2000 - $662,000; 2001 - $613,000;
          2002 - $492,000;  2003 - $281,000;  and thereafter - $89,000.  The portion related to interest over the remaining life of the capital leases was $309,000 at December 31, 1998.

            The Company leases production equipment under operating lease agreements with terms expiring at various times through 2003. Rent expense under operating leases for the fiscal years ended December 31, 1998, December 31, 1997, for the five months ended December 31, 1996, and for the fiscal year ended July 31, 1996, aggregated $2,232,000, $2,309,000, $936,000 and $2,500,000, respectively.
          Aggregate future minimum lease commitments for noncancelable operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1998, are as follows: 1999 - $2,017,000; 2000; - $1,459,000; 2001 - $946,000; 2002 - $626,000;
          2003 - $195,000; and thereafter $388,000.

          Legal Matters

            There are various claims and pending legal actions against the Company, primarily involving product liability, seeking damages in varying amounts. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

          11. RELATED-PARTY TRANSACTIONS:

            On October 27, 1995, in connection with the recapitalization discussed in Note 12, the Company entered into a ten-year agreement with Hicks Muse, pursuant to which it pays Hicks Muse an annual fee (initially $175,000) for management and advisory services in connection with the organization, management, and operations of the Company. The annual fee is adjustable each July 31st to an amount equal to 0.1% of the consolidated net sales of the Company during the previous twelve months, but in no event less than $175,000. Management fees and related expenses under this agreement amounted to $329,000, $257,000, $82,000 and $207,000 for the fiscal years ended December 31, 1998, December 31, 1997, for the five months ended December 31, 1996, and for the fiscal year ended July 31, 1996, respectively, and are included in selling, general, and administrative expenses on the accompanying income statements.

            On October 27, 1995, in connection with the recapitalization discussed in Note 12, the Company entered into a ten-year agreement with an affiliate of Hicks Muse pursuant to which it paid this affiliate a financial advisory fee of approximately $1,175,000 as compensation for its services as financial advisor in connection with the recapitalization. In addition, this Hicks Muse affiliate will be entitled to receive a fee equal to 1.5% of the transaction value, as defined, for each add-on transaction, as defined, in which the Company is involved.

          12. RECAPITALIZATION:

            Prior to October 27, 1995, the majority of Holdings common stock was held by Arnold E. Ditri, President and Chief Executive Officer, and Alastair H. McKelvie, Executive Vice President. The remaining common stock was held by John H. Hurshman and the Fidelity Investment Charitable Gift Trust.

            On October 27, 1995, Holdings was purchased by Hicks, Muse, Tate & Furst Equity Fund II, L.P. ("HM Fund II"). Concurrently, all of the outstanding preferred stock was redeemed, the outstanding common stock held by John H. Hurshman and the Fidelity Investment Charitable Trust was redeemed, a majority of the outstanding common stock of Arnold E. Ditri and Alastair H. McKelvie was redeemed, new common shares were issued to HM Fund II, new debt facilities were obtained and existing debt facilities were repaid as part of the transaction. As Arnold Ditri and Alastair H. McKelvie retained a minority investment in Holdings, the transaction was accounted for as a recapitalization, and existing account balances were carried forward. The Company expensed all of its costs associated with the recapitalization, which totaled approximately $9,600,000.

            In connection with the recapitalization, Holdings effected a common stock split of 39,095.40 shares for one and increased the authorized shares from 1,000 (par value $.01) to 50,000,000 (par value $.01). After the recapitalization, the majority of the common stock is held by HM Fund II. The remaining common stock was held by Arnold E. Ditri, Alastair H. McKelvie, various other members of management, and various other investment groups.

          13. SEGMENT AND GEOGRAPHIC INFORMATION:

            Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 requires companies to identify their operating segments based upon the internal financial information reported to the company's chief operating decision maker. The Company's operating decision maker is its Chief Executive Officer
          (CEO). Financial information reported to the CEO reflects five business segments: the Bedford Division, the Ashland Division, the ERO Division, the Montreal Division and the International Division. The CEO evaluates performance of each segment based upon the operating earnings (loss) of each segment. The accounting policies of segments are the same as those described in the summary of accounting policies in Note 1 to the consolidated financial statements.

          The Company develops, manufactures and sells a variety of children's leisure and activity products.

          The Bedford Division principally manufactures and markets in the United States and Canada outdoor gym sets, wood gym kits and slides, spring horses, trampolines and gym accessories.

          The Ashland Division principally manufactures and markets in the United States a wide variety of children's playballs and ball pit products.

          The Montreal Division principally manufactures and markets children's products including arts and crafts, game tables, certain other children's bulk play products such as play kitchens and battery-operated ride-on vehicles. In addition, this division includes a broad line of school supplies featuring popular licensed characters.

          The ERO Division produces the Slumber Shoppe line of products including products such as indoor sleeping bags and play tents featuring popular licensed characters, a water sports line of products including flotation jackets, masks, fins, goggles and snorkels. Additionally the division produces licensed room decorations for young children, consisting principally of stick-on and peel-off wall decorations.

          The International Division produces and distributes gym sets and other products, manufactured by its domestic divisions, outside of the United States.

                                                                   For the Five    For the Fiscal
                                            For the Fiscal Years   Months Ended      Year Ended
                                             Ended December 31,    December 31,      July 31,
                                             ------------------    ------------     -------------
                                               1998       1997          1996            1996
                                               ----       ----          ----            ----
             Bedford Division
                Net revenues                 $109,031   $84,784        $12,652         $83,891
                Operating earnings (loss)       4,558     7,873         (4,959)         (1,601)
                Identifiable assets            56,092    61,111         43,388          55,442
                Capital expenditures            4,514     1,861            681           4,919
                Depreciation and amortization   4,364     3,987          1,454           2,507

             Ashland Division
                Net revenues                    38,846   36,837         11,341          49,303
                Operating earnings (loss)        2,498    1,891           (566)          5,124
                Identifiable assets             22,102   25,336         27,410          28,169
                Capital expenditures             2,106    1,756            695           1,819
                Depreciation and amortization    1,433    1,267            454             907

             ERO Division
                Net revenues                    73,442    60,517             -               -
                Operating earnings (loss)       15,190    12,582             -               -
                Identifiable assets             40,316    35,930             -               -
                Capital expenditures             1,670       354             -               -
                Depreciation and amortization    1,574       707             -               -

             Montreal Division
                Net revenues                    61,193    64,785             -               -
                Operating earnings (loss)        3,896    14,320             -               -
                Identifiable assets             65,226    66,796             -               -
                Capital expenditures             2,784     2,424             -               -
                Depreciation and amortization    4,917     3,107             -               -

             International Division
                Net revenues                    19,184     9,225             -               -
                Operating earnings (loss)       (1,970)       38             -               -
                Identifiable assets              6,063     2,076             -               -
                Capital expenditures               218         -             -               -
                Depreciation and amortization      257         -             -               -

             Corporate, other non-segments
              and Intercompany Eliminations
                Identifiable assets            205,968  196,290          1,277           1,413
                Depreciation and amortization    6,475    3,246             68               -

             Consolidated totals from
              continuing operations
                Net revenues                   301,696  256,146         23,994         133,194
                Operating earnings (loss)       24,172   36,704         (5,525)          3,523
                Identifiable assets            395,767  387,539         72,075          85,024
                Capital expenditures            11,292    6,395          1,376           6,738
                Depreciation and amortization   19,020   12,314          1,976           3,414

          Significant Concentration of Customers

            All trade accounts receivable are unsecured. A significant level of the Company's net sales is generated from four retail companies that serve national markets. Sales to the Company's top four customers aggregated approximately $166.2 million, $137.4 million, $61.3 million and $63.9 million for the fiscal years ended December 31, 1998, December 31, 1997, for the five months ended December 31, 1996 and for the fiscal year ended July 31, 1996, respectively. Three of the Company's customers accounted for over 10% of the Company's net sales during the fiscal year ended December 31, 1998. Total revenues generated from each of these three customers were $65.9 million, $50.1 million and $34.2 million, respectively. Two of the Company's customers each accounted for over 10% of the Company's net sales during the fiscal year ended December 31, 1997. Total revenues generated from each of these two customers were

          $54.9 million, and $41.7 million, respectively. Three of the Company's customers each accounted for over 10% of the Company's net sales for the five months ended December 31, 1996. Total revenues generated from each of these three customers were $3.6 million, $2.9 million and $2.6 million, respectively. Three of the Company's customers each accounted for over 10% of the Company's net sales during the fiscal year ended July 31, 1996. Total revenues generated from each of these three customers were $25.3 million, $16.0 million and $16.0 million, respectively. Sales to the aforementioned major customers are made by all of the Company's divisions.

            During fiscal years ended December 31, 1998 and 1997, the Company's outdoor gym set product line, produced by the Bedford Division, accounted for approximately 20% of the Company's net sales for the fiscal year. No other product line accounted for more than 10% of the Company's net sales for the fiscal years ended December 31, 1998 and 1997. For the five month period ended December 31, 1996 gym sets accounted for 28% of the Company's net sales, while wood kits, produced at the Bedford division, accounted for 18% of the Company's net sales and Ball Pits, produced at the Ashland Division, accounted for 13% of the Company's net sales. No other product line accounted for more than 10% of the Company's net sales for the five month period ended December 31, 1996. For the fiscal year ended July 31, 1996, the Company's outdoor gym set product line accounted for approximately 51% of the Company's net sales and the undecorated play ball product line, produced at the Ashland Division, accounted for 11% of the Company's net sales. No other product line accounted for more than 10% of the Company's net sales for the fiscal year ended July 31, 1996.

            Summarized geographic information as of and for the fiscal years ended December 31, 1998 and December 31, 1997 is as follows (in thousands):
                                                                                      Other
                                                                             -------------------------
                                                     United                   Foreign
                                                     States       Canada     Operations    Elminations     Total
                                                    --------     -------     ----------    -----------    --------
          Fiscal Year Ended December 31, 1998
          -----------------------------------
          Sales to unaffiliated customers......     $265,611     $19,988      $16,097       $      -      $301,696
          Transfers between geographic areas...        7,665      37,436            -        (45,101)            -
                                                    --------     -------      -------       --------      --------
          Total net sales......................     $273,276     $57,424      $16,097       $(45,101)     $301,696
                                                    ========     =======      =======       ========      ========
          Operating  income....................     $ 14,537     $12,422      $(2,731)      $    (56)     $ 24,172
                                                    ========     =======      =======       ========      ========
          Identifiable assets..................     $355,475     $38,272      $(9,368)      $ (7,348)     $395,767
                                                    ========     =======      =======       ========      ========

          Fiscal Year Ended Decmeber 31, 1997
          -----------------------------------
          Sales to unaffiliated customers......     $229,601     $14,322       $12,223      $      -      $256,146
          Transfers between geographic areas...        5,344      38,306             -       (43,650)            -
                                                    --------     -------       -------      --------      --------
          Total net sales......................     $234,945     $52,628       $12,223      $(43,650)     $256,146
                                                    ========     =======       =======      ========      ========
          Operating  income....................     $ 23,936     $13,259       $  (451)     $    (40)     $ 36,704
                                                    ========     =======       =======      ========      ========
          Indentifiable assets.................     $360,968     $52,176       $ 8,440      $(34,045)     $387,539
                                                    ========     =======       =======      ========      ========

          The Company generated no material foreign income for the fiscal years ended July 31, 1996 and 1995 and owned no material foreign assets at July 31, 1996 and 1995.

          14. QUARTERLY FINANCIAL DATA (unaudited; in thousands):

 Fiscal Year Ended December 31, 1998
 -----------------------------------
                                              1st           2nd          3rd           4th
                                            Quarter       Quarter      Quarter       Quarter      Total
                                             ------        ------       ------        ------     -------
 Net sales ...............                  $78,389       $83,272      $64,353       $75,682    $301,696
 Gross profit ............                   22,064        23,081       23,544        22,400      91,089
 Net income (loss)(loss)(loss)                 (259)         (339)         150        (6,279)     (6,727)
 Basic net income (loss) per common share     $0.00        $(0.01)       $0.00        $(0.09)     $(0.10)
 Diluted net income (loss) per common
 share  and common share equivalents           0.00         (0.01)        0.00         (0.09)      (0.10)



 Fiscal Year Ended December 31, 1997
 -----------------------------------
                                              1st           2nd           3rd          4th
                                            Quarter       Quarter      Quarter        Quarter     Total
                                             ------        ------       ------        ------     -------
 Net sales                                  $47,937       $56,114      $61,462        $90,633   $256,146
 Gross profit                                13,396        17,076       19,740         33,544     83,756
 Net income (loss)(loss)(loss)                3,216         2,769         (919)         4,510      9,576
 Basic net income (loss) per common share     $0.10         $0.05       $(0.01)         $0.07      $0.18
 Diluted net income (loss) per common
 share and common share equivalents            0.10          0.05        (0.01)          0.07       0.18



          15. SUBSIDIARY GUARANTORS/NONGUARANTORS FINANCIAL INFORMATION

            The following is financial information pertaining to Hedstrom and its subsidiary guarantors and subsidiary nonguarantors (with respect to the Senior Subordinated Notes and the Senior Credit Facilities) for the periods in which they are included in Holding's accompanying consolidated financial statements.


                                                     HEDSTROM CORPORATION AND SUBSIDIARIES

                                                         CONSOLIDATING BALANCE SHEETS
                                                                (In thousands)

                                                                    ASSETS

                                               At December 31, 1998                             At December 31, 1997
                                  ---------------------------------------------      --------------------------------------------
                                               Hedstrom                                           Hedstrom
                                  Hedstrom    Subsidiary                             Hedstrom    Subsidiary
                                 Subsidiary      Non-      Adjustments/   Total      Subsidiary      Non-    Adjustments/   Total
                                 Guarantors   Guarantors  Eliminations   Hedstrom    Guarantors   Guarantor  Eliminations  Hedstrom
                                 ----------   ----------  ------------   --------    ----------   ---------  ------------  --------
 CURRENT ASSETS:
   Cash and cash equivalents      $  1,839       $ 2,495     $      -   $  4,334     $  8,984    $  1,860     $      -    $ 10,844
   Trade accounts receivable,
     net ..............             59,193        10,329            -     69,522       73,625       9,077            -      82,702
   Taxes receivable ...              6,095           650            -      6,745            -           -            -           -
   Inventories ........             40,742        13,036          (56)    53,722       38,429       9,075          (40)     47,464
   Deferred income taxes             6,016             -            -      6,016        4,379           -            -       4,379
   Prepaid expenses and other        3,849           281            -      4,130        4,310         491            -       4,801
                                  --------      --------     --------   --------     --------    --------     --------    --------
         Total current assets      117,734        26,791          (56)   144,469      129,727      20,503          (40)    150,190
                                  --------      --------     --------   --------     --------    --------     --------    --------
 PROPERTY, PLANT, AND
   EQUIPMENT,  net                  31,361        16,741            -     48,102       27,448      15,375            -      42,823
 GOODWILL, net ........            165,835        20,991            -    186,826      152,457      18,484            -     170,941
 OTHER ASSETS:
   Investment in and Advances
    to Nonguarantor
    Subsidiaries ......             56,190             -      (56,190)         -       44,799           -      (44,799)          -
   Deferred financing fees, net     13,357             -            -     13,357       16,328           -            -      16,328
   Deferred charges and
    other, net ...........             500             -            -        500        1,387           -            -       1,387
   Deferred income taxes             1,092        (1,611)           -       (519)       4,602        (522)           -       4,080
                                  --------      --------     --------   --------     --------    --------     --------    --------
        Total other assets         236,974        19,380      (56,190)   200,164      219,573      17,962      (44,799)    192,736
                                  --------      --------     --------   --------     --------    --------     --------    --------
          Total assets            $386,069      $ 62,912     $(56,246)  $392,735     $376,748    $ 53,840     $(44,839)   $385,749
                                  ========      ========     ========   ========     ========    ========     ========    ========

                                                     HEDSTROM CORPORATION AND SUBSIDIARIES
                                                         CONSOLIDATING BALANCE SHEETS
                                                                (In thousands)

                                                                    ASSETS

                                               At December 31, 1998                             At December 31, 1997
                                  ---------------------------------------------      --------------------------------------------
                                               Hedstrom                                           Hedstrom
                                  Hedstrom    Subsidiary                             Hedstrom    Subsidiary
                                 Subsidiary      Non-      Adjustments/   Total      Subsidiary      Non-    Adjustments/   Total
                                 Guarantors   Guarantors  Eliminations   Hedstrom    Guarantors   Guarantor  Eliminations  Hedstrom
                                 ----------   ----------  ------------   --------    ----------   ---------  ------------  --------

LIABILITIES AND STOCKHOLDER'S EQUITY
 CURRENT LIABILITIES:
   Revolving line of credit       $ 34,920       $     -     $      -   $ 34,920      $33,282    $  2,218      $     -    $ 35,500
   Current portion of long
    term debt and capital leases    11,417           488            -     11,905        8,492         730            -       9,222
   Advances from
    Nonguarantor Subsidiaries            -        39,091      (39,091)         -            -      31,956      (31,956)          -
   Accounts payable(c)              17,170         3,539            -     20,709       20,784       2,597            -      23,381
   Accrued expenses(c)              20,520         2,198          (23)    22,695       25,061       2,432          (16)     27,477
                                  --------      --------     --------   --------     --------    --------     --------    --------
       Total current liabilities    84,027        45,316      (39,114)    90,229       87,619      39,933      (31,972)     95,580
                                  --------      --------     --------   --------     --------    --------     --------    --------
 LONG-TERM DEBT(a):
   Senior subordinated notes       110,000             -            -    110,000      110,000           -            -     110,000
   Term loans .........            123,736             -            -    123,736      104,375           -            -     104,375
   Capital leases .....              1,690             -            -      1,690        1,605           -            -       1,605
   Other ..............              1,667           487            -      2,154        1,857       1,057            -       2,914
                                  --------      --------     --------   --------     --------    --------     --------    --------
         Total long-term debt      237,093           487            -    237,580      217,837       1,057            -     218,894
                                  --------      --------     --------   --------     --------    --------     --------    --------
 STOCKHOLDER'S EQUITY
         Total Stockholder's
          equity (deficit)(b)       64,949        17,109      (17,132)    64,926       71,292      12,850      (12,867)     71,275
                                  --------      --------     --------   --------     --------    --------     --------    --------
         Total liabilities and
          Stockholder's equity    $386,069      $ 62,912     $(56,246)  $392,735     $376,748    $ 53,840     $(44,839)   $385,749
                                  ========      ========     ========   ========     ========    ========     ========    ========


                                                                                       footnotes to follow

                                                      HEDSTROM CORPORATION AND SUBSIDIARIES
                                                         CONSOLIDATING INCOME STATEMENTS
                                                                   (In thousands)


                                  Fiscal Year Ended December 31, 1998                  Fiscal Year Ended December 31, 1997
                          ------------------------------------------------      ----------------------------------------------
                                        Hedstrom                                            Hedstrom
                          Hedstrom     Subsidiary                               Hedstrom   Subsidiary
                          Subsidiary      Non-      Ajustments/      Total     Subsidiary     Non-      Ajustments/    Total
                          Guarantors   Guarantors  Eliminations     Hedstrom   Guarantors  Guarantors  Eliminations   Hedstrom
                          ----------   ----------  ------------     --------   ----------  ----------  ------------   --------
  NET SALES ....           $286,159     $60,638       $(45,101)     $301,696     $243,344   $56,452     $ (43,650)    $256,146
  COST OF SALES             213,124      42,528        (45,045)      210,607      175,834    40,166       (43,610)     172,390
                           --------     -------       --------      --------      -------   -------     ---------     --------
       Gross profit          73,035      18,110            (56)       91,089       67,510    16,286           (40)      83,756
  SG&A EXPENSES              57,412       9,505              -        66,917       42,655     4,397             -       47,052
                           --------     -------       --------      --------     --------   -------     ---------     --------
  Operating income
    (loss) .......           15,623       8,605            (56)       24,172       24,855    11,889           (40)      36,704
  INTEREST EXPENSE(c)        25,546       2,034              -        27,580       15,614     1,492             -       17,106
                           --------     -------       --------      --------     --------   -------     ---------     --------
  INCOME (LOSS) BEFORE
  TAXES ........             (9,923)      6,571            (56)       (3,408)       9,241    10,397           (40)      19,598
  INCOME TAX EXPENSE
    (BENEFIT) ....           (1,773)      2,899            (23)        1,103        4,532     4,263           (16)       8,779
                           --------     -------       --------      --------     --------   -------     ---------     --------
  NET INCOME (LOSS)        $ (8,150)    $ 3,672       $    (33)     $ (4,511)    $  4,709   $ 6,134     $     (24)    $ 10,819
                           ========     =======       ========      ========     ========   =======     =========     ========



                                                     HEDSTROM CORPORATION AND SUBSIDIARIES
                                                         CONSOLIDATING INCOME STATEMENTS
                                                                   (In thousands)

                                       For the Five Months Ended              For the Fiscal Year Ended
                                           December 31, 1996                           July 31, 1996
                                 --------------------------------         ---------------------------------
                                                                                         Hedstrom
                                 Hedstrom     Subsidiary                  Hedstrom     Subsidiary
                                Subsidiary     Non-         Total        Subsidiary       Non-        Total
                                Guarantors    Guarantor    Hedstrom      Guarantors    Guarantors    Hedstrom
                                ----------    ---------    --------      ----------    ----------    --------
 NET SALES                        $23,074        $920       $23,994        $129,074      $4,120      $133,194
 COST OF SALES                     21,238         735        21,973         101,482       3,586       105,068
                                  -------        ----       -------        --------      ------      --------
     Gross profit                   1,836         185         2,021          27,592         534        28,126
 SG&A EXPENSES                      7,225         321         7,546          23,659         944        24,603
                                  -------        ----       -------        --------      ------      --------
     Operating income (loss)       (5,389)       (136)       (5,525)          3,933        (410)        3,523
 RECAPITALIZATION EXPENSE               -           -             -           9,600           -         9,600
 INTEREST EXPENSE(c)                2,010           1         2,011           5,674          34         5,708
                                  -------        ----       -------        --------      ------      --------
 INCOME (LOSS) BEFORE TAXES        (7,399)       (137)       (7,536)        (11,341)       (444)      (11,785)
 INCOME TAX EXPENSE (BENEFIT)      (2,775)        (54)       (2,829)         (3,786)          -        (3,786)
                                  -------        ----       -------        --------      ------      --------
 NET INCOME (LOSS)                $(4,624)       $(83)      $(4,707)       $ (7,555)     $ (444)     $ (7,999)
                                  =======        ====       =======        ========      ======      ========

                                                                                  footnotes to follow


                                                            HEDSTROM CORPORATION AND SUBSIDIARIES
                                                           CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                                        (In thousands)

                                     Fiscal Year Ended December 31, 1998              Fiscal Year Ended December 31, 1997
                                  -------------------------------------------    --------------------------------------------
                                              Hedstrom                                        Hedstrom
                                  Hedstrom   Subsidiary                          Hedstrom     Subsidiary
                                  Subsidiary    Non-     Adjustments/   Total   Subsidiary      Non-     Adjustments/   Total
                                  Guarantors Guarantors  Eliminations  Hedstrom Guarantors   Guarantors  Eliminations  Hedstrom
                                  ---------  ----------  ------------  -------- ----------   ----------  ------------  --------
  CASH FLOWS FROM OPERATING
    ACTIVITIES:
    Net income (loss)(c)            $(8,150)   $ 3,672    $   (33)    $ (4,511)   $  4,709     $6,134      $  (24)    $ 10,819
    Depreciation and amortization    12,633      2,883          -       15,516       9,212      1,328           -       10,540
    Deferred income tax
      provision (benefit)(c)         (5,122)     1,089          -       (4,033)      6,916          -           -        6,916
    Gain on the disposition of
      property, plant and equipment      (1)         -          -           (1)         (1)         -           -           (1)
    Provision for losses on
      accounts Receivable             2,683        500          -        3,183       1,246          -           -        1,246
    Changes in assets and
      liabilities:
      Accounts receivable            11,718     (1,752)         -        9,966     (40,150)    (6,604)          -      (46,754)
      Taxes receivable               (6,095)      (650)         -       (6,745)          -          -           -            -
      Inventories .....                (984)    (3,315)        56       (4,243)        461      4,373          40        4,874
      Prepaid expenses and other        551        210          -          761         789       (491)          -          298
      Accounts payable(c)            (4,572)       942          -       (3,630)      2,535       (534)          -        2,001
      Accrued expenses(c)             1,748       (574)       (23)       1,151      (1,768)     1,935         (16)         151
                                    -------    -------     ------      -------    --------      -----      ------     --------
      Net cash provided by (used
       for) Operating activities      4,409      3,005          -        7,414     (16,051)     6,141           -       (9,910)
                                    -------    -------     ------      -------    --------      -----      ------     --------
  CASH FLOWS FROM INVESTING
    ACTIVITIES:
    Acquisition of ERO, Inc.         (3,037)         -          -       (3,037)   (122,600)         -           -     (122,600)
    Acquisition of certain
     assets of Bollinger
     Industries, Inc.                     -          -          -            -     (14,928)         -           -      (14,928)
    Acquisitions of PP&E             (8,317)    (2,975)         -      (11,292)     (6,395)         -           -       (6,395)
    Other acquisitions              (16,884)    (3,500)         -      (20,384)     (2,322)         -           -       (2,322)
    Proceeds from the sale of PP&E        -          -          -            -           8          -           -            8
                                    -------    -------     ------      -------    --------      -----      ------     --------
       Net cash used for
        investing Activities        (28,238)    (6,475)         -      (34,713)   (146,237)         -           -     (146,237)
                                    -------    -------     ------      -------    --------      -----      ------     --------

  CASH FLOWS FROM FINANCING
    ACTIVITIES
    Net proceeds from issuance
     of Senior Subordinated notes         -          -          -            -     110,000          -           -      110,000
    Net proceeds from issuance
     of new term loans ...           30,000          -          -       30,000     110,000          -           -      110,000
    Equity contribution from
      Holdings(b) .....                   -          -          -            -      63,750          -           -       63,750
    Borrowings on new revolving
      line of credit ..               1,638     (2,218)         -         (580)     35,500          -           -       35,500
    Repayments of new Term Loans     (7,956)         -          -       (7,956)     (1,125)         -           -       (1,125)
    Repayments of old term loans          -          -          -            -     (87,017)    (5,750)          -      (92,767)
    Debt financing cost(b)                -          -          -            -     (19,750)         -           -      (19,750)
    Repayments on old revolving
      lines of credit, net                -          -          -            -     (42,400)         -           -      (42,400)
    Advances to-(from)
      Nonguarantor Subsidiaries      (7,135)     7,135          -            -      (1,078)     1,078           -            -
    Other .............                 137       (812)         -         (675)      2,395          -           -        2,395
                                    -------    -------    -------     --------    --------     ------     -------     --------
        Net cash provided by (used
          for) Financing activities  16,684      4,105          -       20,789     170,275     (4,672)          -      165,603
                                    -------    -------    -------     --------    --------     ------     -------     --------
  NET (DECREASE) INCREASE IN
   CASH AND CASH EQUIVALENTS         (7,145)       635          -       (6,510)      7,987      1,469           -        9,456
  CASH AND CASH EQUIVALENTS:
    Purchased Cash                        -          -          -            -         530        325           -          855
    Beginning of period               8,984      1,860          -       10,844         467         66           -          533
                                    -------    -------    -------     --------    --------     ------     -------     --------
    End of period .....             $ 1,839    $ 2,495    $     -     $  4,334      $8,984     $1,860     $     -      $10,844
                                    =======    =======    =======     ========    ========     ======     =======     ========
                                                                                                     footnotes to follow

                                                          HEDSTROM CORPORATION AND SUBSIDIARIES
                                                          CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                                       (In thousands)


                                       For the Five Months Ended
                                           December 31, 1996                   For the Fiscal Year Ended July 31, 1996
                                    -------------------------------------         ----------------------------------
                                                   Hedstrom                                      Hedstrom
                                    Hedstrom      Subsidiary                      Hedstrom      Subsidiary
                                   Subsidiary        Non-           Total        Subsidiary       Non-         Total
                                   Guarantors     Guarantors       Hedstrom      Guarantors     Guarantor     Hedstrom
                                   ----------     ----------       --------      ----------     ---------     --------
   CASH FLOWS FROM OPERATING
     ACTIVITIES:
     Net income (loss)(c)            $(4,624)        $  (83)       $(4,707)       $(7,555)       $ (444)      $(7,999)
     Depreciation and amortization     1,973              3          1,976          3,407             7         3,414
     Deferred income tax provision
      (benefit)(c) ........           (2,862)             -         (2,862)        (3,808)            -        (3,808)
     Gain on the disposition of
      property, plant and equipment      (60)             -            (60)             -             -             -
     Provision for losses on
      accounts receivable                 64              -             64              -             -             -
     Other                                                                           (145)            -          (145)
     Changes in assets and
      liabilities
       Accounts receivable             8,794            940          9,734           (817)          (75)         (892)
       Inventories .....              (2,089)            47         (2,042)           (64)          (75)         (139)
       Prepaid expenses and other       (132)            13           (119)           (20)           26             6
       Accounts payable(c)             1,793             (6)         1,787         (8,012)          (11)       (8,023)
       Accrued expenses(c)              (163)          (630)          (793)            26          (184)         (158)
                                      ------          -----         ------        -------        ------       -------
         Net cash provided by (used
          for) operating activities    2,694            284          2,978        (16,988)         (756)      (17,744)
                                      ------          -----         ------        -------        ------       -------
   CASH FLOWS FROM INVESTING
     ACTIVITIES:
     Acquisition of ERO, Inc.              -              -              -              -             -             -
     Acquisition of certain assets
      of Bollinger Industries, Inc.        -              -              -              -             -             -
     Acquisitions of PP&E             (1,375)            (1)        (1,376)        (6,735)           (3)       (6,738)
     Other acquisitions                    -              -              -              -             -             -
     Proceeds from the sale of PP&E       67              -             67            248             -           248
                                      ------          -----         ------        -------        ------       -------
        Net cash used for
          investing activities        (1,308)            (1)        (1,309)        (6,487)           (3)       (6,490)
                                      ------          -----         ------        -------        ------       -------

   CASH FLOWS FROM FINANCING
     ACTIVITIES
     Redemption of common stock            -              -              -        (29,772)            -       (29,772)
     Redemption of preferred stock         -              -              -         (3,072)            -        (3,072)
     Proceeds from sale of common
      stock                                -              -              -         29,742             -        29,742
     Term loan borrowings                  -              -              -         35,000             -        35,000
     Repayments of new term loans          -              -              -              -             -             -
     Repayments of old term loans          -              -              -              -             -             -
     Debt financing cost(b)                -              -              -              -             -             -
     Repayments on old revolving
       lines of credit, net           (8,728)          (322)        (9,050)        (3,162)          802        (2,360)
     Advances to-(from)                    -              -              -              -             -             -
   Nonguarantor Subsidiaries
     Other .............                 (84)             -            (84)         1,597             -         1,597
                                      ------          -----         ------        -------        ------       -------
       Net cash provided by (used
        for) financing activities     (8,812)          (322)        (9,134)        30,333           802        31,135
                                      ------          -----         ------        -------        ------       -------
   NET (DECREASE) INCREASE IN
   CASH AND CASH EQUIVALENTS          (7,426)           (39)        (7,465)         6,858            43         6,901

   CASH AND CASH EQUIVALENTS:
     Purchased Cash                        -              -              -              -             -             -
     Beginning of period               7,893            105          7,998          1,035            62         1,097
                                      ------          -----         ------        -------        ------       -------
     End of period .....               $ 467         $   66         $  533        $ 7,893        $  105       $ 7,998
                                      ======         ======         ======        =======        ======       =======


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

            The column "Total Hedstrom" represents the consolidated financial statements of Hedstrom Corporation and its subsidiaries. Hedstrom Corporation is Holdings' only direct subsidiary. The primary differences between the consolidated amounts of Hedstrom
          Corporation and the consolidated amounts included in the accompanying consolidated financial statements of Holdings are as follows:

          (a) Hedstrom Corporation's Long-Term Debt does not include a  $2.5
          million note payable issued by Holdings in  connection   with   its
          1995 recapitalization, and the Senior Discount Notes valued at $26.6 million at December 31, 1998.
          (b) Hedstrom Corporation's stockholder's equity included Holdings' stockholders' equity plus, as of December 31, 1998 and 1997 only, $21.6 million in proceeds from the issuance of Senior Discount Notes, which proceeds were contributed as equity by Holdings to Hedstrom Corporation and the loss incurred by Holding's discontinued subsidiary Holdings II and as of both December 31, 1997 and December 31, 1996, the $2.5 million note payable described in (a) above.
          (c) Accounts payable,  interest expense,  income tax  expense  and
          accrued expenses do not reflect the accrued interest,     interest
          expense and the tax benefit of accrued interest on the obligations discussed in (a) above.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                       PART III

          Item 10.  Directors and Executive Officers of the Registrant

          MANAGEMENT

          Directors and Executive Officers of Holdings and Hedstrom

            The following table sets forth the age and the position of the directors and executive officers of each of Holdings and Hedstrom.

             Name                  Age              Position
             ---------------       ---    ----------------------------------
             Robert H. Elman......  60    Chairman of the Board of Directors of
                                          Holdings and Hedstrom
             Alan B. Menkes.......  39    Director of Holdings and Hedstrom
             Jack D. Furst......... 40    Director of Holdings and Hedstrom
             Arnold E. Ditri....... 62    Director of Holdings and Hedstrom;
                                          Chief Executive Officer and
                                          President of Holdings and Hedstrom
             David F. Crowley...... 49    Chief Financial Officer of Holdings
                                          and Hedstrom
             Alastair H. McKelvie.. 67    Executive Vice President - Operations
                                          of Hedstrom
             Michael J. Johnston... 51    Executive Vice President -
                                          Manufacturing of Hedstrom
             Alfred C. Carosi, Jr.. 51    Executive Vice President - Sales and
                                          Marketing of Hedstrom

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

            Alan B. Menkes has been a director of Holdings and Hedstrom since October 1995. Mr. Menkes is a Partner of Thomas Weisel Partners LLC, a privately held merchant banking firm. From 1996 to 1998, Mr Menkes was a Managing Director and Principal of Hicks Muse. Prior thereto, Mr. Menkes served as a Vice President of Hicks Muse from 1992 to 1995. Before joining Hicks Muse in 1992, Mr. Menkes was employed for five years by The Carlyle Group, a Washington D.C.-

          based private investment firm, most recently as a Senior Vice
          President.

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

           Michael J. Johnston has been Executive Vice President of Manufacturing of Hedstrom since November 1997. Prior to joining Hedstrom, Mr. Johnston served as Senior Vice President and General Manager Services Company for Philips Consumer Electronics from 1994 to 1997. From 1991 to 1994, he was Vice President of Manufacturing for Black & Decker Household Products Group. From 1989 to 1991, Mr. Johnston was Senior Vice President and General Manager of Danly Die Set, a division of Connell Ltd. Partnership. From 1970 to 1989, he served in various manufacturing-related positions with General Electric Co.

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

          Item 11.   Executive Compensation

          Summary Compensation Table

            The following table sets forth the compensation awarded to or earned by the President and Chief Executive Officer of Hedstrom and each other executive officer of Hedstrom whose total annual salary and bonus for the year ended December 31, 1998 was in excess of $100,000 (the "Named Executive Officers"). Fiscal years 1997 and 1998 represent the fiscal years ended December 31, 1997 and December 31, 1998. Fiscal year 1996 represents the twelve months ended July 31, 1996.

                                                                                          Long Term
                                                                                         Compensation
                                                     Annual Compensation        -------------------------------
                                                  --------------------------     Securities         All Other
                                          Fiscal                                 Underlying       Compensation
        Name and Principal Postion         Year    Salary($)(1)  Bonus($)(2)    Options(#)(3)       ($)(4)
        --------------------------        ------   ------------  ----------     -------------    --------------
        Arnold E. Ditri ................   1998      $505,000           _               -           $4,072
         President and Chief Executive     1997       340,000     197,500          456,446           3,791
          Officer                          1996       333,938           _          543,544           3,205

        David F. Crowley(5) ............   1998       171,900           -                -           4,876
          Chief Financial Officer          1997       121,900      48,760           28,233             251
                                           1996       107,705          _           271,777             270

        Alfred A. Carosi, Jr. (6).......   1998       239,635          _                 -          25,875
          Executive Vice President -       1997       220,644     90,000           200,000          39,774
           Sales and Marketing             1996        17,917          _           200,000               -

        Alastair H. McKelvie(7).........   1998       130,000          _                 -               -
          Executive Vice President -       1997        90,000     36,000            28,233           6,408
           Operations                      1996        82,500          -           271,777               -

        Michael J. Johnston (7).........   1998       255,000    127,500                 -         172,839
          Executive Vice President -       1997        29,423          -           400,000               -
           Operations                      1996             -          -                 -               -

          __________
          (1) Includes the following amounts deferred by Messrs. Ditri, Carosi and Johnston, respectively, pursuant to the Company's Savings Plan for the following fiscal years: 1998- $23,575, $10,000 and $3,433; 1997- $18,837, $10,014 and $0; 1996-
              $15,766, $0, $0 and $0.

          (2) Amount includes bonuses accrued during each fiscal year but paid shortly thereafter.

          (3) All stock option grants were made pursuant to the Company's 1995 and 1997 Stock Option Plans.

          (4) Represents premiums paid by the Company under a group term life insurance plan, and the reimbursement of Mr. Johnston's relocation expenses in 1998 and Mr. Carosi's relocation expenses in 1997.

          (5) Mr. Crowley was named Chief Financial Officer of the Company effective November, 1994.

          (6) Mr. Carosi was named Executive Vice President of Sales and Marketing of the Company effective December, 1996.

          (7) Mr. Johnston was named Executive Vice President of Operations effective November 10, 1997.

          __________

          No option grants were made during the year ended December 31, 1998 to the named executive officers.
          __________

            The following table summarizes the value of options to acquire Holdings Common Stock held by the Named Executive Officers as of December 31, 1998.

          Option Exercises and Year-End Option Value Table

                  Aggregated Option Exercises in Last Fiscal Year and
                           Fiscal Year End Option Values(1)

                                                Number of Securities
                                               Underlying Unexercised         Value of Unexercised
                                                     Options at              In-the-Money Options at
                                                 December 31, 1998             December 31, 1998 (2)
                                            ----------------------------    ---------------------------
                                            Exercisable    Unexercisable    Exercisable   Unexercisable
                                            -----------    -------------    -----------   -------------
                 Arnold E. Ditri..........   695,693         304,297         $414,163       $121,719
                 David F. Crowley ........   281,188          18,822          180,419          7,529
                 Alfred A. Carosi, Jr.....   200,000         200,000          113,333         96,667
                 Michael J. Johnston......   133,333         266,667           53,333        106,667
                 Alastair H. McKelvie ....   281,188          18,922          180,419          7,529

          __________
          (1) No options were exercised by a Named Executive Officer in 1998.

          (2) Assumes a fair market value of $1.65 per share. Because
              Holdings Common Stock is privately-held, for purposes of the calculation of the value of unexercised options as of December 31, 1998, Hedstrom has assumed a per share fair market value for Holdings Common Stock equal to the per share exercise price of most recently issued options.

          Item 12. Security Ownership of Certain Beneficial Owners and Management

                       STOCK OWNERSHIP AND CERTAIN TRANSACTIONS

          Stock Ownership

            All of the issued and outstanding capital stock of Hedstrom is owned by Holdings. The following table sets forth certain information regarding the beneficial ownership of the outstanding Holdings Common Stock by each person who is known by Holdings to beneficially own more than 5% of the Holdings Common Stock and by the directors of Holdings and the Named Executive Officers, individually, and by the directors and executive officers of Holdings as a group as of March 30, 1999.

                                                                      Shares of Holidings
                                                                          Common Stock
                                                                       Beneficially Owned
                                                                      -------------------
                                                                                     Percent
                                                                        Number of       of
                                                                         Shares       Class
                                                                      ------------    ------
                 5% Stockholders
                   HM Parties(1) .................................     56,030,600     82.8%
                   c/o Hicks, Muse, Tate & Furst Incorporated
                   200 Crescent Court, Suite 1600
                   Dallas, Texas 75201
                 Officers and Directors
                   Robert H. Elman ................................     1,625,000      2.4%
                   Alan B. Menkes  ................................        36,370       *
                   Jack D. Furst (1)(2) ...........................    55,451,640     82.0%
                   Arnold E. Ditri (3) ............................     4,601,993      6.8%
                   David F. Crowley (4) ...........................       312,767       *
                   Alastair H. McKelvie (5) .......................     2,074,888      3.1%
                   Alfred C. Carosi, Jr. (6) ......................       200,000       *
                   Michael J. Johnston (6) ........................       133,333       *
                   All executive officers and directors as a
                    group (10 persons .............................    64,435,991     95.2%

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

            Hicks Muse. Accordingly, Mr. Hicks may be deemed to be the beneficial owner of Holdings Common Stock held by HM Fund II. John R. Muse, Charles W. Tate, Jack D. Furst, Lawrence D. Stuart, Jr., and Michael J. Levitt are officers, directors and minority stockholders of Hicks Muse and as such may be deemed to share with Mr. Hicks the power to vote or dispose of Holdings Common Stock held by HM Fund II. Each of Messrs. Hicks, Muse, Tate, Furst, Stuart and Levitt disclaims the existence of a group and disclaims beneficial ownership of Holdings Common Stock not respectively owned of record by him.

          (2) Includes 102,640 shares owned of record by Mr. Furst. Mr. Furst disclaims beneficial ownership of shares not owned of record by him.

          (3) Includes (i) 3,106,300 shares owned of record by Mr. Ditri,
            (ii) 800,000 shares owned of record by certain members of Mr. Ditri's family, and (iii) 695,693 shares subject to options that are exercisable within 60 days. Mr. Ditri disclaims beneficial ownership of shares not owned of record by him.

          (4) Includes (i) 31,579 shares owned of record by Mr. Crowley and
            (ii) 281,188 shares subject to options that are exercisable within 60 days.

          (5) Includes (i) 1,793,700 shares owned of record by Mr. McKelvie and (ii) 281,188 shares subject to options that are exercisable within 60 days.

          (6) Consists of shares subject to options that are exercisable within 60 days.

          Item 13.  Certain Relationships and Related Transactions

          Certain Transactions

          Monitoring and Oversight Agreement

            On October 27, 1995, Holdings and Hedstrom entered into a ten-year agreement (the "Monitoring and Oversight Agreement") with Hicks, Muse & Co. Partners, L.P. ("Hicks Muse Partners"), pursuant to which they pay Hicks Muse Partners an annual fee (initially $175,000) for oversight and monitoring services to Holdings and Hedstrom. The annual fee is adjustable each July 31st to an amount equal to 0.1% of the consolidated net sales of Hedstrom during the previous twelve months, but in no event less than $175,000. Mr. Furst, director of Holdings and Hedstrom, is a principal of Hicks Muse Partners. In addition, Holdings and Hedstrom have agreed to indemnify Hicks Muse Partners, its affiliates and their respective directors, officers and controlling persons, if any, and, agents and employees of Hicks Muse Partners or any of its affiliates from and against all claims, liabilities, losses, damages, and expenses, including legal fees, arising out of or in connection with the services rendered by Hicks Muse Partners in connection with the Monitoring and Oversight Agreement.

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

            Mr. Furst, a director of Holdings and Hedstrom, is a principal of HM2. In addition, Holdings and Hedstrom have agreed to indemnify HM2, its affiliates and their respective directors, officers and controlling persons, if any, and agents and employees of HM2 from and against all claims, liabilities, losses, damages, and expenses, including legal fees, arising out of or in connection with the services rendered by HM2 in connection with the Financial Advisory Agreement. The Financial Advisory Agreement makes available the resources of HM2 concerning a variety of financial matters. The services that have been and will continue to be provided by HM2 could not otherwise be obtained by Holdings and Hedstrom without the addition of personnel or the engagement of outside professional advisors. In management's opinion, the fees provided for under this agreement reasonably reflect the benefits received and to be received by Holdings and Hedstrom.

          Stockholders Agreement

            The investors who purchased or received Holdings Common Stock in connection with or subsequent to the acquisition of Holdings and Hedstrom by Hicks Muse and its affiliates (other than persons who acquired shares of Holdings Common Stock in connection with Holdings Discount Notes offering and their transfers) have entered into a stockholders agreement (the "Stockholders Agreement"). The Stockholders Agreement grants preemptive rights and certain piggy-back registration rights to the parties thereto and contains provisions requiring the parties thereto to sell their shares of Holdings Common Stock in connection with certain sales of Holdings Common Stock by HM Fund II ("drag-along rights") and grants the parties thereto other than HM Fund II the right to include a portion of their shares of Holdings Common Stock in certain sales in which HM Fund II does not exercise its drag-along rights ("tag-along rights"). The Stockholders Agreement terminates on its tenth anniversary date, although the preemptive rights, drag-along rights and tag-along rights contained therein will terminate earlier upon the consummation of a registered underwritten public offering of Holdings Common Stock by Holdings.

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a) (1) Financial Statements

                  Report of Independent Accountants

                  Consolidated Balance Sheets as of December 31, 1998 and 1997

                  Consolidated Income Statements for the Fiscal Years Ended December 31, 1998 and December 31, 1997, for the Five Months Ended December 31, 1996 and for the Fiscal Year Ended July 31, 1996.

                  Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 1998 and December 31, 1997, for the
                  Five Months Ended December 31, 1996 and for the Fiscal Year Ended July 31, 1996.

                  Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 1998 and December 31, 1997, for the Five Months Ended December 31, 1996 and for the Fiscal Year Ended July 31, 1996.

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

              (3) Exhibits
                                      Description of Exhibits
                                      -----------------------

                   (1)   2.1 - Agreement and Plan of Merger, dated as of
                               April 10, 1997, among Hedstrom Corporation
                               HC Acquisition Corp. and ERO, Inc.

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

                   (1)  3.22 - By-Laws of Montreal Industries, Inc.

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

                   (1)   4.2 - Form of Senior Subordinated Note.

                   (1)   4.3 - Indenture, dated as of June 1, 1997, among
                               Hedstrom Holdings, Inc. and United States
                               Trust Company of New York, as Trustee.

                   (1)   4.4 - Form of Discount Note.

                   (1)   4.5 - [Intentionally Omitted]

                   (1)   4.6 - Registration Rights Agreement, dated as of
                               June 9, 1997, among Hedstrom Corporation and
                               Hedstrom Holdings, Inc., as Issuers, and Credit Suisse First Boston Corporation, Societe Generale Securities Corporation and UBS Securities LLC, as Initial Purchasers.

                   (1)   4.7 - Common Stock Registration Rights Agreement,
                               dated as of June 9, 1997, among Hedstrom
                               Holdings, Inc. and Credit Suisse First
                               Boston Corporation, Societe Generale
                               Securities Corporation and UBS Securities LLC, as Initial Purchasers.

                   (1)  10.1 - Credit Agreement, dated as of June 12, 1997,
                               among Hedstrom Corporation Hedstrom Holdings, Inc., the Lenders from time to time parties thereto, Societe Generale, as Documentation Agent, UBS Securities LLC, as Syndication Agent, and Credit Suisse First Boston Corporation, as Administrative Agent.
                   (1)  10.2 - Form of Tranche A Note.

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

                   (1) 10.11 - Mortgage of Shares, dated as of June 12,
                               1997, between Montreal Industries, Inc., as
                               Chargor, and Credit Suisse First Boston, as
                               Administrative Agent.

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

                   (1) 10.20 - Executive Employment Agreement, dated as of
                               October 27, 1995, among Hedstrom
                               Holdings, Inc., Hedstrom Corporation and
                               Arnold E. Ditri

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

                   (1) 10.24 - Hedstrom Holdings, Inc. 1995 Stock Option
                               Plan.

                   (2) 10.25 - The Third Restatement of ERO Industries,
                               Inc. Retirement Income Plan (401(k)).

                   (4) 10.26 - The Hedstrom Corporation Tax Sheltered
                               Savings Plan (401(k)).

                   (4) 10.27 - 1997 Hedstrom Holdings, Inc. Stock Option
                               Plan.

                   (4) 10.28 - Amendment Number One, dated November 11,
                               1997, and Amendment Number Two, dated
                               December 19, 1997, to the Credit Agreement, dated as of June 12, 1997, among Hedstrom Corporation, Hedstrom Holdings, Inc., the financial institutions party thereto and Credit Suisse First Boston, as agent.

                  (4)  10.29 - Specimen and listing of all license
                               agreements between Disney Enterprises, Inc. and Hedstrom Corporation and its Subsidiaries.

                  (3)  10.30 - Second Amendment to the Third Restatement of
                               ERO Industries, Inc. Retirement Income Plan
                               (401(k)).

                  (5)  10.31 - Stock Purchase Agreement, dated July 24,
                               1998 by and between Hedstrom Corporation and Richard Boyer.

                  (5)  10.32 - Amendment Number Three dated July 24, 1998
                               to the Credit Agreement, dated as of
                               June 12, 1997, among Hedstrom Corporation,
                               Hedstrom Holdings, Inc., the financial
                               institution party thereto and Credit Suisse
                               First Boston, as agent.

                  (5)  10.33 - Collective Bargaining Agreement,  dated
                               October 3, 1998 by and between Hedstrom
                               Corporation and The United Steel Workers of
                               America, AFL-CIO-CLC, on behalf of
                               its affiliated Local Union No. 524L

                       10.34 - Amendment Number Four dated December 30, 1998
                               to the Credit Agreement, dated as of June 12, 1997, among Hedstrom Corporation, Hedstrom Holdings, Inc., the financial institutions party thereto and Credit Suisse First Boston, as agent.

                        11.1 - Computation of Earnings Per Share.

                  (1)   21.1 - Subsidiaries of the Company.

                        23.1 - Consent of Arthur Andersen LLP, independent
                               auditors.

                        27.1 - Financial Data Schedule
               ____________
               (1) Incorporated by reference to the respective exhibit to Holdings' and Hedstrom's Registration Statement on Form S-1 (File Nos. 333-32385-05 and 333-32385).

               (2) Incorporated by reference to ERO, Inc.'s Report on Form 10-K (File No. 0-19942) for the fiscal year ended December 31, 1993.

               (3) Incorporated by reference to ERO, Inc.'s Report on Form 10-K (File No. 0-19942) for the fiscal year December 31, 1996.

               (4) Incorporated by reference to Holdings' and Hedstrom's Report on Form 10-K (File Nos. 333-32385-05 and 333-32385) for the fiscal year December 31, 1997.

               (5) Incorporated by reference to Holdings' and Hedstrom's Report on Form 10-Q (File Nos. 333-32385-05 and 333-32385) for the quarterly period ended June 30, 1998.

          (b)    Reports on Form 8-K

                 No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                                     SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Co-Registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mount Prospect, State of Illinois, on the 30th day of March, 1999.

                               HEDSTROM HOLDINGS, INC.
                               HEDSTROM CORPORATION

                                   /s/ ARNOLD E. DITRI
                               By  -------------------
                                     Arnold E. Ditri
                                     President and  Chief
                                     Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature               Title                               Date
-------------------     ---------------------------------   --------------
/s/  ROBERT H. ELMAN    Chairman of the Board of Directors  March 30, 1999
---------------------   Direcotr of the Co-Registrants
     Robert H. Elman    listed above


/s/  ARNOLD E. DITRI    President, Chief Executive Officer  March 30, 1999
---------------------   and Director of the Co-Registrants
     Arnold E. Ditri    listed above
                        (Principal Executive Officer)


/s/  DAVID F. CROWLEY   Chief Financial Officer of the      March 30, 1999
---------------------   Co-Registrants listed above
     David F. Crowley   (Principal Financial and
                        Accounting Officer)


/s/  ALAN B. MENKES     Director of the Co-Registrants      March 30, 1999
---------------------   listed above
     Alan B. Menkes

/s/  JACK D. FURST      Director of the Co-Registrants      March 30, 1999
---------------------    listed above
     Jack D. Furst

                                           Hedstrom Holdings, Inc.
                                                Schedule IX
                                Valuation and Qualifying Accounts and Reserves
                   As of and for the Fiscal Years Ended December 31, 1998, December 31, 1997
                                                and as of and
                                 for the Fiscal Year Ended July 31, 1996

                                                                   Additions                 Deletions
                                                              --------------------   -----------------------
                                                                                                   Foreign
                                                  Balance at  Charged to  Charged                 Currency   Balance at
                                                  Beginning   Costs and   to Other               Translation     End
                                                   of Year    Expenses    Accounts    Write-offs  Adjustment   of Year
                                                  ----------  ----------  ----------   ----------  ---------- ----------
      1998
      Allowance for doubtful accounts ........   $2,297,000  $3,183,000   $151,000(3)  $ (344,000)  $(7,000)  $5,280,000
      Accumulated amortization of goodwill ...    2,384,000   4,957,000          -              -         -    7,341,000
      Amortization ofdeferred financing fees..    3,246,000   6,475,000          -              -         -    9,721,000
      Accumulated amortization of deferred
        charges ..............................    1,629,000     743,000          -              -         -    2,372,000

      1997

      Allowance for doubtful accounts..........     505,000   1,258,000    751,000(1)    (196,000)  (21,000)   2,297,000
      Accumulated amortization of goodwill.....           -   2,384,000          -              -         -            -
      Amortization of deferred financing fees..           -           -          -              -         -            -
      Accumulated amortization of deferred
        charges ...............................      747,000    882,000          -              -         -    1,629,000

      1996
      Allowance for doubtful accounts...........     405,000     76,000          -        (39,000)   (1,000)     441,000
      Accumulated amortization of deferred
         charges................................   2,907,000    520,000          -     (3,030,000)(2)     -      397,000

          (1) Represents reserve established on the opening balance sheet pursuant to the ERO, Inc. acquisition.

          (2) Represents a write-off in connection with the Company's 1995
          Recapitalization.

          (3) Represents reserve established on the opening balance sheet pursuant to the Backyard Products, Ltd. acquisition.