Form 10-Q
period 1999-03-31
HEDSTROM HOLDINGS INC
filed 1999-05-17
CIK 1042422

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC. 20549

                         QUARTERLY REPORT
                PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

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

Yes  X   No

At May 14, 1999, there were outstanding: (i) 36,142,883 shares of the Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc., (ii) 31,520,000 shares of the Non-Voting Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc. and (iii) 10 shares of the Common Stock, par value $.01 per share, of Hedstrom Corporation.

                               HEDSTROM HOLDINGS, INC.

                                 HEDSTROM CORPORATION

                                      FORM 10-Q

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                  TABLE OF CONTENTS




                     PART I  FINANCIAL INFORMATION

         Item 1. Financial Statements

             Consolidated Balance Sheets
               As of March 31, 1999 and December 31, 1998

             Consolidated Income Statements
               Three months ended March 31, 1999 and 1998

             Consolidated Statements of Cash Flows
               Three months ended March 31, 1999 and 1998

             Consolidated Statement of Stockholders' Equity
               As of and for the three months ended March 31,
               1999

             Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

                      PART II  OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K

         Signature

PART I - FINANCIAL INFORMATION

ITEM 1      Financial Statements

                      HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       March 31,         December 31,
                                                         1999               1998
                                                     -------------      ------------
                                                      (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $  2,495          $  4,334
  Trade accounts receivable, net of
   allowance for doubtful accounts                       94,434            69,522
  Taxes receivable                                        6,745             6,745
  Inventories                                            65,491            53,722
  Deferred income taxes                                   6,016             6,016
  Prepaid expenses and other current assets               6,253             4,130
                                                       --------          --------
TOTAL CURRENT ASSETS                                    181,434           144,469
                                                       --------          --------
PROPERTY, PLANT AND EQUIPMENT, at cost,
 net of accumulated depreciation                         47,654            48,102
                                                       --------          --------
OTHER ASSETS:
  Deferred charges, net of accumulated
   amortization                                          14,365            14,795
  Goodwill, net of accumulated
   amortization                                         186,279           186,826
  Deferred income taxes                                   1,575             1,575
                                                       --------          --------
TOTAL OTHER ASSETS                                      202,219           203,196
                                                       --------          --------
TOTAL ASSETS                                           $431,307          $395,767
                                                       ========          ========

                      HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       March 31,        December 31,
                                                         1999               1998
                                                     -------------      ------------
                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                             $ 55,200          $ 34,920
  Current portion of long-term debt
   and capital leases                                    12,919            11,905
  Accounts payable                                       36,560            20,709
  Accrued expenses                                       24,607            22,970
                                                       --------          --------
TOTAL CURRENT LIABILITIES                               129,286            90,504
                                                       --------          --------
LONG-TERM DEBT:
  Senior Subordinated Notes                             110,000           110,000
  Senior Discount Notes                                  24,474            26,584
  Term Loans                                            117,992           123,736
  Notes payable to related parties                        2,500             2,500
  Capital leases                                          1,537             1,690
  Other                                                   1,993             2,154
                                                       --------          --------
TOTAL LONG-TERM DEBT                                    261,496           266,664
                                                       --------          --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value,
   10,000,000 shares authorized, no
   shares issued and outstanding                              -                 -
  Common stock, $0.01 par value,
   100,000,000 shares authorized,
   36,142,883 and 36,142,883 shares issued
   and outstanding, respectively                            361               361
  Non-voting common stock, $0.01 par value,
   40,000,000 shares authorized, 31,520,000
   and 31,520,000 issued and outstanding,
   respectively                                             315               315
  Additional paid-in capital                             51,553            51,553
  Accumulated other comprehensive loss                   (2,471)           (2,616)
  Accumulated deficit                                    (9,233)          (11,014)
                                                       --------          --------
TOTAL STOCKHOLDERS' EQUITY                               40,525            38,599
                                                       --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS'                    $431,307          $395,767
                                                       ========          ========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                           HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                              CONSOLIDATED INCOME STATEMENTS
                           (In thousands, except per share data)
                                        (Unaudited)

                                              For the three months ended March 31,
                                            ---------------------------------------
                                                       1999           1998
                                                       ----           ----
Net sales                                            $88,784        $78,389
Cost of sales                                         61,461         56,325
                                                     -------        -------
Gross profit                                          27,323         22,064
Selling, general and administrative expens            16,271         14,815
                                                     -------        -------
Operating income                                      11,052          7,249
Interest expense                                       8,032          7,688
                                                     -------        -------
Income (loss) before income taxes                      3,020           (439)
Income tax (benefit) expense                           1,239           (180)
                                                     -------        -------
Net income (loss)                                    $ 1,781        $  (259)
                                                     -------        -------
Basic earnings (loss) per share:
 Net income (loss) per share                           $0.03         ($0.00)
 Weighted average number of common shares
  outstanding (in thousands)                          67,633         67,663

 Diluted earnings (loss) per share:
  Net income (loss) per share                          $0.03         ($0.00)
  Weighted average number of common shares
   outstanding (in thousands)                         68,994         67,663

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                       (Unaudited)
                                                          For the three months ended March 31,
                                                         --------------------------------------
                                                                  1999          1998
                                                                  ----          ----
Cash flows from operating activities:
  Net income (loss)                                           $  1,781      $   (259)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
    Depreciation of property, plant and equipment and
     amortization of goodwill                                    3,274          3,354
    Amortization of deferred financing fees                      1,810          1,539
    Deferred income tax benefit                                      -             15
    Changes in current assets and current
     liabilities, net of  acquisitions:
      Accounts receivable                                      (24,807)        (1,120)
      Inventories                                              (11,769)        (3,527)
      Prepaid expenses and other current assets                 (2,123)            55
      Accounts payable                                          15,851          8,015
      Accrued expenses                                             445         (5,433)
                                                              --------        -------
Net cash provided by (used for) operating activities           (15,538)         2,639
                                                              --------        -------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment                 (1,537)        (1,772)
  Acquisition of ERO, Inc.                                           -         (3,037)
  Other acquisitions                                                 -         (3,500)
                                                              --------       --------
Net cash used for investing activities                          (1,537)        (8,309)
                                                              --------       --------

                          HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                       (Unaudited)
                                                             For the three months ended March 31,
                                                         --------------------------------------
                                                                  1999          1998
                                                                  ----          ----
Cash flows from financing activities:
  Principal payments on Term Loans                              (4,158)        (3,125)
  Borrowings on Revolving Credit Facility, net                  20,280          2,000
  Other                                                           (886)          (301)
                                                              --------       --------
Net cash provided by financing activities                       15,236         (1,426)
                                                              --------       --------
Net increase (decrease) in cash and cash
 equivalents                                                    (1,839)        (7,096)

Cash and cash equivalents:
  Beginning of period                                            4,334         10,844
                                                              --------        -------
  End of period                                               $  2,495        $ 3,748
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

                    HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (In thousands, except shares)
                                  (Unaudited)


                                     Common Stock                   Accumulated
                                    --------------      Additional     Other
                                                  Par    Paid-In   Comprehensive  Accumulated
                                    Shares       Value    Capital     Losses        Deficit     Total
                                   ---------------------------------------------------------  --------
Balance at December 31, 1998       67,662,883    $676    $51,553     $(2,616)      $(11,014)   $38,599
 Foreign currency translation
  adjustment                                -       -          -         145              -        145
  Net income                                -       -          -           -          1,781      1,781
                                                                                              --------
  Comprehensive income                      -       -          -           -              -      1,926
                                   ---------------------------------------------------------  --------
Balance at March 31, 1999          67,662,883    $676    $51,553     $(2,471)      $ (9,233)   $40,525
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

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

         The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

         NOTE 2 - INVENTORIES:

         Inventories at March 31, 1999 and December 31, 1998 consist of the following (in thousands):

                                             March 31,          December 31,
                                               1999                 1998
                                             --------            ----------

         Raw materials                        $24,403             $21,421
         Work-in-process                        9,162               9,013
         Finished goods                        31,926              23,288
                                              -------             -------
                                              $65,491             $53,722
                                              =======             =======

         NOTE 3 - DEBT:

         Debt consists of the following (in thousands):

                                             March 31,        December 31,
                                               1999               1998
                                             --------         -----------
         Senior Subordinated Notes           $110,000          $110,000
         Term Loans                           130,000           134,158
         Revolving Credit Facility             55,200            34,920
         Senior Discount Notes                 27,474            26,584
         Other                                  6,941             7,827
                                             --------          --------
                                             $329,615          $313,489
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

         Term Loans and Revolving Credit Facility

         The Senior Credit Facilities consist of (a) the six-year $75.0 million Tranche A Senior Secured Term Loan Facility; (b) the eight-year $65.0 million Tranche B Senior Secured Term Loan Facility; and
         (c) the Senior Secured Revolving Credit Facility providing for revolving loans to the Company and the issuance of letters of credit for the account of the Company in an aggregate principal and stated amount at any time not to exceed $70.0 million. Borrowings under the Revolving Credit Facility will be available based upon a borrowing base not to exceed the sum of 85% of eligible accounts receivable and 50% of eligible inventory.

         At the Company's option, the interest rates per annum applicable to the Senior Credit Facilities will be either (i) the Eurocurrency Rate (as defined) plus 3.0% in the case of the Tranche A Term Loan Facility and the Revolving Credit Facility or 3.5% in the case of the Tranche B Term Loan Facility or (ii) the Alternate Base Rate (as defined) plus 2.0% in the case of the Tranche A Term Loan Facility and the Revolving Credit Facility or 2.5% in the case of the Tranche B Term Loan Facility. The Alternate Base Rate is the highest of (a) Credit Suisse First Boston's Prime Rate (as defined) or (b) the federal funds effective rate from time to time plus 0.5%.

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

         The Senior Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with affiliates. In addition, under the Senior Credit Facilities, the Company is required to comply with specified interest coverage and maximum leverage ratios. At March 31, 1999, the Company was in compliance with all of the restrictive covenants contained in the Senior Credit Facility.

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

         Except as set forth below, the Discount Notes are not redeemable at the option of Holdings prior to June 1, 2002. On and after such, the Discount Notes are redeemable, at Holdings' option, in whole or in part, at the following redemption prices (expressed in percentages of principal amount at maturity), plus accrued and unpaid interest to the redemption date:

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

         In addition, at any time and from time to time prior to June 1, 2000, Holdings may redeem in the aggregate up to 40% of the accreted value of the Discount Notes with the proceeds of one or more equity offerings by Holdings so long as there is a public market at the time of such redemption, at a redemption price (expressed as a percentage of accreted value on the redemption date) of 112%, plus accrued and unpaid interest, if any, to the redemption date; provided, however, that at least $26.8 million aggregate principal amount at maturity of the Discount Notes remains outstanding after each such redemption.

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

         NOTE 4 - SEGMENT INFORMATION:

         Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related
         Information. SFAS 131 requires companies to identify their operating segments based upon the internal financial information reported to the company's chief operating decision maker. The Company's operating decision maker is its Chief Executive Officer
         (CEO). Financial information reported to the CEO reflects five business segments: the Bedford Division, the Ashland Division, the ERO Division, the Montreal Division and the International Division. The CEO evaluates performance of each segment based upon the operating earnings (loss) of each segment.

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

         The International Division produces and distributes gym sets, and other products, manufactured by domestic divisions, outside of the United States.


                                         For the Quarter
                                         Ended March 31,
                                         ---------------
                                          1999     1998
                                          ----     ----
            Bedford Division
               Net revenues             $50,387  $39,916
               Operating earnings         9,370    5,059
               Identifiable assets       94,707   77,963

            Ashland Division
               Net revenues              12,871   13,693
               Operating earnings         1,772    2,100
               Identifiable assets       20,517   30,649

            ERO Division
               Net revenues              13,868   13,600
               Operating earnings         1,718    2,124
               Identifiable assets       30,522   28,538

            Montreal Division
               Net revenues               5,430    6,123
               Operating earnings        (1,256)  (2,260)
               Identifiable assets       54,470   45,266

            International Division
               Net revenues               6,228    5,057
               Operating earnings          (552)     226
               Identifiable assets       14,070    9,219

            Corporate, other non-
             segments and Intercompany
             Eliminations
               Identifiable assets      217,021  192,794

            Consolidated totals from
            continuing operations
               Net revenues              88,784   78,389
               Operating earnings        11,052    7,249
               Identifiable assets      431,307  384,429

         NOTE 5 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

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

         NOTE 6 - SUBSIDIARY GUARANTORS / NONGUARANTORS FINANCIAL INFORMATION:

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

                                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATING BALANCE SHEETS
                                                                (In thousands)

                                        At  March 31, 1999                          At December 31, 1998
                            ------------------------------------------ -----------------------------------------------
                                        Hedstrom                                     Hedstrom
                             Hedstrom  Subsidiary                        Hedstrom   Subsidiary
                            Subsidiary   Non-     Adjustment   Total    Subsidiary     Non-      Adjustments/   Total
   Assets                   Guarantor  guarantor  Eliminations Hedstrom Guarantors  guarantors  Eliminations  Hedstrom
========================== ==========  =========  ============ ======== ==========  ==========  ============  ========
Current assets:
 Cash and cash equivalents $  1,518    $   977    $      -    $  2,495    $  1,839   $   2,495     $      -    $  4,334
 Accounts receivable, net    86,089      8,345           -      94,434      59,193      10,329            -      69,522
 Taxes receivable             6,095        650           -       6,745       6,095         650            -       6,745
 Inventories                 49,448     16,099         (56)     65,491      40,742      13,036          (56)     53,722
 Deferred income taxes(c)     6,016          -           -       6,016       6,016           -            -       6,016
 Prepaid expenses and other
  current assets              5,240      1,013           -       6,253       3,849         281            -       4,130
                           --------    -------    --------    --------    --------    --------     --------    --------
   Total current assets     154,406     27,084         (56)    181,434     117,734      26,791          (56)    144,469
                           --------    -------    --------    --------    --------    --------     --------    --------
 Property, plant, and
  equipment, net             30,930     16,724           -      47,654      31,361      16,741            -      48,102
                           --------    -------    --------     -------    --------    --------     --------    --------
Other assets:
 Investment in and advances
  to Nonguarantor
  Subsidiaries               56,768          -     (56,768)          -      56,190           -      (56,190)          -
 Deferred charges, net       13,479          -           -      13,479      13,857           -            -      13,857
 Goodwill, net              165,362     20,917           -     186,279     165,835      20,991            -     186,826
 Deferred income taxes        1,092     (1,611)          -        (519)      1,092      (1,611)           -        (519)
                           --------    -------    --------    --------    --------    --------     --------    --------
   Total other assets       236,701     19,306     (56,768)    199,239     236,974      19,380      (56,190)    200,164
                           --------    -------    --------    --------    --------    --------     --------    --------
Total assets               $422,037    $63,114    $(56,824)  $428,327    $386,069    $ 62,912    $ (56,246)   $392,735
                           ========    =======    ========   ========    ========    ========     ========    ========

                                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATING BALANCE SHEETS
                                                              (In thousands)

                                        At  March 31, 1999                           At December 31, 1998
                            ------------------------------------------ -----------------------------------------------
                                        Hedstrom                                     Hedstrom
                             Hedstrom  Subsidiary                        Hedstrom   Subsidiary
                            Subsidiary   Non-     Adjustment   Total    Subsidiary     Non-      Adjustments/   Total
                            Guarantor  guarantor  Eliminations Hedstrom Guarantors  guarantors  Eliminations  Hedstrom
                            ========== =========  ============ ======== ==========  ==========  ============  ========
  Liabilities and
  stockholders' equity
==========================
Current liabilities:
  Revolving line of credit $ 55,200    $     -    $      -     $55,200   $ 34,920     $     -     $      -    $ 34,920
  Current portion of long
   term debt and capital
   leases                    12,425        494           -      12,919     11,417         488            -      11,905
  Advances from Guarantor
   Subidiaries                    -     39,669     (39,669)          -          -      39,091      (39,091)          -
  Accounts payable (c)       33,585      2,975           -      36,560     17,170       3,539            -      20,709
  Accrued expenses           21,956      2,748         (23)     24,681     20,520       2,198          (23)     22,695
                           --------    -------    --------   ---------   --------     -------     --------    --------
   Total current
    liabilities             123,166     45,886     (39,692)    129,360     84,027      45,316      (39,114)     90,229
                           --------    -------    --------   ---------   --------     -------     --------    --------
  Senior Subordinated
   Notes                    110,000          -           -     110,000    110,000           -            -     110,000
  Term Loans                117,992          -           -     117,992    123,736           -            -     123,736
  Capital leases              1,537          -           -       1,537      1,690           -            -       1,690
  Other                       1,633        360           -       1,993      1,667         487            -       2,154
                           --------    -------    --------   ---------   --------     -------     --------    --------
   Total long-term debt(a)  231,162        360           -     231,522    237,093         487            -     237,580
                           --------    -------    --------   ---------   --------     -------     --------    --------
 Total liabilities          354,328     46,246     (39,692)    360,882    321,120      45,803      (39,114)    327,809
                           --------    -------    --------   ---------   --------     -------     --------    --------

 Total stockholder's
  equity (deficit)(b)        67,709     16,868     (17,132)     67,445     64,949      17,109      (17,132)     64,926
                           --------    -------    --------   ---------   --------     -------     --------    --------
 Total liabilities and
  stockholders' equity     $422,037    $63,114    $(56,824)   $428,327   $386,069     $62,912     $(56,246)   $392,735
                           ========    =======    ========   =========   ========     =======     ========    ========

                               CONSOLIDATING INCOME STATEMENTS
                                         (In thousands)

                               Three Months Ended March 31, 1999            Three Months Ended March 31, 19987
                          ------------------------------------------- -----------------------------------------------
                                      Hedstrom                                     Hedstrom
                           Hedstrom  Subsidiary                       Hedstrom    Subsidiary
                          Subsidiary    Non-    Adjustments/  Total   Subsidiary     Non-     Adjustments/   Total
Statement of Operations   Guarantor  guarantor  Eliminations Hedstrom Guarantors  guarantors  Eliminations  Hedstrom
=======================   =========  =========  ============ ======== ==========  ==========  ============  ========
Net sales                 $85,848    $ 9,201     $ (6,265)   $88,784   $76,739     $ 5,941      $ (4,291)   $ 78,389
Cost of sales              61,141      6,585       (6,265)    61,461    55,438       5,240        (4,353)     56,325
                          -------    -------     --------    -------   -------     -------      --------     -------
Gross profit (loss)        24,707      2,616            -     27,323    21,301         701            62      22,064
Selling, general and
 administrative expense    13,639      2,632            -     16,271    13,077       1,738             -      14,815
                          -------    -------     --------    -------   -------     -------      --------     -------
Operating income (loss)    11,068        (16)           -     11,052     8,224      (1,037)           62       7,249

Interest expense (c)        6,523        505            -      7,028     6,222         560             -       6,782
                          -------    -------     --------    -------   -------     -------      --------     -------
Income (loss) before
 income taxes               4,545       (521)           -      4,024     2,002      (1,597)           62         467

Income tax provision
 (benefit) (c)              1,864       (214)           -      1,650       794        (627)           25         192
                          -------    -------     --------    -------   -------     -------      --------     -------
Net income (loss)         $ 2,681   $   (307)   $       -   $  2,374   $ 1,208     $  (970)     $     37     $   275
                          =======    =======     ========    =======   =======     =======      ========     =======

                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                   Three Months Ended March 31, 1999            Three Months Ended March 31, 1998
                                  ------------------------------------     -------------------------------------------

                                            Hedstrom                                   Hedstrom
                                 Hedstrom  Subsidiary                      Hedstrom   Subsidiary
                                Subsidiary    Non-    Adustments/  Total   Subsidiary    Non-    Adjustments/  Total
                                Guarantor  guarantor Eliminations Hedstrom guarantor  guarantor  Eliminations Hedstrom
                                =========  ========= ============ ======== =========  ========== ============ ========
Cash flows from operating
activities:
  Net income (loss)(c)           $  2,681  $  (307)    $    -    $  2,374   $  1,208    $ (970)     $ 37     $    275
  Adjustments to reconcile net
  income (loss) to net cash
  (used for) provided by
  operating activities:
    Depreciation of property,
    plant and equipment and
    amortization of goodwill
    and deferreds                   3,423      719          -        4,142     3,597       452         -        4,049
    Deferred income tax
    provision (c)                       -        -          -            -        15         -         -           15
    Changes in current assets and
    current liabilities, net of
    acquisitions:
      Accounts receivable         (26,791)   1,984          -      (24,807)   (4,668)    3,548)        -       (1,120)
      Inventories                  (8,706)  (3,063)         -      (11,769)   (1,108)   (2,230)     (189)      (3,527)
      Prepaid expenses and other
       current assets              (1,391)    (732)         -       (2,123)      456      (401)        -           55
      Accounts payable             16,415     (564)         -       15,851     8,575      (560)        -        8,015
      Accrued expenses                244      550          -          794    (1,907)    3,368       152       (5,123)
      Other                             -        -          -            -         -         -         -            -
                                 --------   ------      -----    ---------  --------    ------      ----     --------
Net cash (used for) provided by
 operating activities             (14,125)  (1,413)         -      (15,538)    6,168    (3,529)        -       (2,639)
                                 --------   ------      -----    ---------  --------    ------      ----     --------
Cash flows from investing
 activities:
  Acquisitions of property plant
   and equipment                   (1,261)    (276)         -      (1,537)      (688)   (1,084)        -       (1,772)
  Acquisition of ERO, Inc.              -        -                      -     (3,037)        -         -       (3,037)
  Other Acquisition                     -        -          -           -          -    (3,500)        -       (3,500)
                                 --------   ------      -----    --------   --------    ------      ----    ---------
Net cash used for investing
 activities                        (1,261)     276          -      (1,537)    (3,725)   (4,584)        -       (8,309)
                                 --------   ------      -----    --------   --------    ------      ----    ---------

                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                   Three Months Ended March 31, 1999               Three Months Ended March 31, 1998
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
Cash flows from financing
 activities:
 Principal payments on term
  loans                            (4,158)       -          -      (4,158)   (3,125)         -         -      (3,125)
  Borrowings on new revolving
   line of credit                  20,280        -          -      20,280     2,000          -         -       2,000
  Advances to/(from)
   Nonguarantor subsidiaries         (578)     578          -           -    (7,924)     7,924         -           -
  Other                              (479)    (407)         -        (886)      108       (409)        -        (301)
                                 --------   ------      -----    --------   -------     ------       ----   --------
Net cash (used for) provided
 by financing activities           15,065      171          -      15,236    (8,941)     7,515         -      (1,426)
                                 --------   ------      -----    --------   --------    ------      ----    --------
Net increase (decrease) in
 cash and cash equivalents           (321)  (1,518)         -      (1,839)   (6,498)      (598)        -      (7,096)

Cash and cash equivalents:

  Beginning of period               1,839    2,495          -       4,334      8,894     1,860         -      10,844
                                 --------   ------      -----    --------   --------    ------      ----    --------
  End of period                  $  1,518   $  977      $   -    $  2,495   $  2,486    $1,262      $  -    $  3,748
                                 ========   ======      =====    ========   ========    ======      ====    ========

Each of the Subsidiary Guarantors is a wholly-owned subsidiary of Hedstrom and has fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis. The Company has not presented separate financial statements and other disclosures concerning each subsidiary Guarantor because management has determined that such information is not material to investors.

The column "Total Hedstrom" represents the consolidated financial statements of Hedstrom and its subsidiaries. Hedstrom Corporation is Holdings' only direct subsidiary. The primary differences between the consolidated amounts of Hedstrom Corporation and the consolidated amounts included in the accompanying consolidated financial statements of Holdings are as follows:

(a) Hedstrom Corporation's Long-Term Debt does not include a $2.5 million note payable issued by Holdings in connection withe its 1995 recapitalization, and the issuance of Senior Discount Notes valued at $25.8 million at September 30, 1998.
(b) Hedstrom Corporation's stockholder's equity includes Holdings' stockholders equity plus $21.6 million in proceeds from the issuance of Senior Discount Notes, which proceeds were contributed as equity by Holdings to Hedstrom Corporation less the interest, net of taxes, accrued thereon and, as of both September 30, 1998 and December 31, 1997, the $2.5 million note payable described in (a) above less the interest, net of taxes, accrued thereon.
(c) Accounts payable, Interest expense and deferred income taxes do not reflect the accrued interest, interest expense and the deferred tax benefit of accrued interest on the obligations discussed in (a) above.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements. These risks, which are further detailed below as well as included in the Registration Statement on Form S-1 of the Company and Hedstrom as filed with the Securities and Exchange Commission (File Nos. 333-32385-05 and 333-32385), include, but are not limited to, the Company's recent net losses, substantial leverage and debt service, financing restrictions and covenants, reliance on key customers, dependence on key licenses and obtaining new licenses, raw materials prices and product liability risks. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward - looking terminology such as believes, expects, may, will, should, seeks, pro-forma, anticipates or intends' or the negative of any thereof, or other variations or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, undue reliance should not be placed on any forward-looking statements. The Company and Hedstrom disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

         Results of Operations

             The following table sets forth net sales and gross profit for each of Hedstrom's operating divisions for the periods indicated:


                                       Three months
                                      Ended March 31,
                                      ---------------
                                      1999     1998
                                      ----     ----
     Net sales
       Bedford Division               $50.4    $39.9
       Ashland Division                12.9     13.7
       International Division           6.2      5.1
       ERO Divisioin                   13.9     13.6
       Montreal Division                5.4      6.1
                                      -----    -----
         Total net income             $88.8    $78.4
                                      =====    =====
     Gross profit:
       Bedford Division               $14.3    $ 9.7
       Ashland Division                 4.1      4.1
       International Division           1.1      1.2
       ERO Division                     5.4      6.0
       Montreal Division                2.4      1.1
                                      -----    -----
         Total gross profit           $27.3    $22.1
                                      =====    =====

             Net Sales. Total net sales increased to $88.8 million for the quarter ended March 31, 1999 from $78.4 million for the comparable prior year quarter, an increase of $10.4 million. The increase was primarily attributable to increases in sales at the Bedford and International Divisions. Net sales of the Bedford Division increased $10.5 million versus the prior year first quarter. The increase in sales was primarily due to the additional Wood Gym Sales achieved through the acquisition of Backyard Products Limited, a manufacturer of wood gym sets acquired in August 1998. Additionally, increased demand for Trampolines was partially offset by lower sales of the Metal Gym Set product line. Sales at the International Division increased by $1.1 million versus the prior year comparable period due mainly to the acquisition of certain assets of Bestoy, an U.K. manufacturer, made during the first quarter of 1998.

         The aforementioned increases were partially offset by lower net sales at the Ashland and Montreal Divisions. The Ashland Division's net sales decreased by $0.8 million to $12.9 million for the quarter ended March 31, 1999 as compared to the prior years first quarter. The decrease was primarily due to lower sales of undecorated playballs, resulting from customer inventory reduction efforts, the effects of which were partially offset by increased sales of ball pit products. The Montreal Division's net sales decreased to $5.4 million for the first quarter 1999 from $6.1 million for the prior year comparable period, a decrease of $0.7 million. The decrease in net sales at the Montreal Division was primarily due to lower sales of arts and activities products and Impact products, the effects of which were partially offset by the increased sales of battery powered ride-on cars as a result of engineering improvements on the product. The ERO Division's net sales for the quarter ended March 31, 1999 were relatively flat compared to the prior year comparable quarter as greater demand for Slumber Shoppe products was partially offset by lower demand for Coral and Priss Prints products.

             Gross Profit. Gross Profit for the quarter ended March 31, 1999 increased $5.2 million to $27.3 million as compared to $22.1 million for the quarter ended March 31, 1998. The increase was primarily due to higher sales as compared to the prior years first quarter.
         As a percentage of consolidated net sales, consolidated gross profit increased to 30.7% for the first quarter of 1999 versus 28.2% for the first quarter of 1998. The increase in the consolidated gross profit percentage was primarily due to higher gross margin percentages at the Bedford, Ashland and Montreal Divisions. The Bedford Division's gross margin percentage increased to 28.4% for the first quarter of fiscal 1999 from 24.3% in the first quarter of fiscal 1998. The increase was primarily due to more favorable material costs, more favorable production variances due to increased volume and the inclusion of the first quarter 1999 results of Backyard Products Limited. Backyard Product's wood gyms carry a higher gross profit percentage than the overall average of the Bedford Division. The Montreal Division's gross profit margin for the first quarter of 1999 increased to 44.4% from 18.0% for the prior years comparable quarter. The increase was attributable to a more favorable product sales mix, the exclusion of close out sales of Impact products made in the first quarter of 1998, and lower defective product returns in the first quarter 1999 versus the prior year first quarter. The Ashland Division's gross profit percentage increased in the first quarter of fiscal 1999 to 31.8% from 29.9% in the first quarter of fiscal 1998. The increase was due primarily to more favorable material costs. The gross profit percentage of the ERO Division decreased to 38.8% for the quarter ended March 31, 1999 from 44.1% for the prior years comparable quarter. The decrease in the gross margin percentage at the ERO Division was primarily a result of a less favorable product sales mix, specifically relating to a higher sales volume of relatively low-margin inflatable water sport products in the first quarter of 1999 versus the first quarter of 1998. The gross profit percentage of the International Division decreased to 17.7% in the first quarter of 1999 versus 23.5% in the first quarter of 1998 mainly as a result of unfavorable production variances associated with the start up of the Bestoy Production facility.

             Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million to $16.3 million in the first quarter of 1999 versus $14.8 million in the prior years first quarter. The increase in selling, general and administrative expenses was mainly a result of increased variable selling expenses, such as royalties and commissions, due to higher sales volume. Expressed as a percentage of net sales, selling, general and administrative expenses decreased to 18.3% in the first quarter ended March 31, 1999 form 18.9% for the prior year comparable quarter. The decrease in the percentage of selling, general and administrative expenses as compared to net sales was a result of higher sales volume to cover fixed expenses.

             Interest Expense. Interest expense increased due to higher average debt levels as a result of higher working capital requirements. Additionally, interest expense increased as the result of higher interest rates.

             Income Tax Expense. Holdings' effective income tax rate for the quarters ended March 31, 1999 and 1998 was 41.0%.

         Liquidity and Capital Resources of the Company

           Working Capital and Cash Flows

             Net cash used for operating activities was $15.5 million for the fiscal quarter ended March 31, 1999 versus cash provided by operations of $2.6 million for the prior year comparable quarter. The increase was mainly a result of higher working capital requirements to support higher sales volumes.

         Net cash used for investing activities was $1.5 million, all relating to acquisitions of property, plant and equipment.

         Net cash provided by financing activities was $15.2 million representing $20.2 million of net proceeds on the Companies revolving loan to fund additional working capital requirements to support higher sales levels, partially offset by principal repayments of $4.2 million on the Company's term loans for the quarter ended March 31, 1999.

           Liquidity

           The Company's primary liquidity demands are for capital expenditures and for working capital needs. The Senior Credit Facilities impose an annual limit of $10.0 million on the Company's capital expenditures and investments (subject in any given year to a roll-over of up to $4.0 million of unused capital expenditure capacity from the previous year). The Senior Credit Facilities impose significant restrictions on the Company's ability to make dividend payments.

           The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. As of March 31, 1999, approximately $8.4 million was available to the Company (subject to borrowing base limitations) for borrowings under the Revolving Credit Facility. Management believes that cash generated from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet the Company's working capital and capital expenditures needs for the foreseeable future.

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

           Outstanding borrowings under the Senior Credit Facilities consisted of $130.7 million under the Term Loan Facilities, comprised of $66.5 million of Tranche A Term Loans maturing in 2003 and $64.2 million of Tranche B Term Loans maturing in 2005. The Senior Credit Facilities also include a $70 million Revolving Credit Facility. As of March 31, 1999, a balance of $55.2 million was outstanding under the Revolving Credit Facility.


           Year 2000 Date Conversion

           The Company relies on a significant number of computer programs and computer technologies (collectively, IT) and non-IT Systems for its key operations, including product design, finance and various administrative functions. In July of 1997 the Company began an impact assessment of the Year 2000 on its business systems and ability to provide product, information, and services to its result of this assessment the Company adopted a two phase plan to attain Year 2000 compliance.

           Phase I of the Company's Year 2000 compliance plan addresses its mainframe business systems which need to be converted to handle Year 2000 dates. Phase II addresses computer hardware, stand-alone systems, and embedded systems which may need to be upgraded by the end of 1999.

           Conversion of Phase I data bases and programs was completed in July 1998. The systems testing phase was completed in the first quarter of 1999, and the Company installed the converted business system in April, 1999.

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

           The Company anticipates that its total Year 2000 compliance costs will approximate $1.0 million. The Company believes that it has sufficient funds available through its existing credit facilities to address the Year 2000 costs. These costs will include software, hardware and consulting expenses which are being expensed as incurred. The Company believes its current worse case scenario would be the inability of suppliers to deliver key raw materials. The Company is currently devising contingency plans which could among other things include carrying excess stock of key raw materials such as steel at December 31, 1999. While the Company is confident that the Year 2000 issues are manageable and will be dealt with in a timely fashion, this conclusion is forward looking and involves uncertainty and risks. The ultimate result may be impacted by a variety of factors such as, but not limited to, the ability to successfully remediate existing IT systems, the failure to identify problems associated with non-IT systems and problems associated with supplier or customer information systems, any of which could have a material adverse effect on the Company's ability to successfully address Year 2000 issues.



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

         Date: May 14, 1999





         HEDSTROM HOLDINGS, INC.

         HEDSTROM CORPORATION



                                        /s/ David F. Crowley
                                       ------------------------
                                            David F. Crowley
                                        Chief Financial Officer