Form 10-Q
period 1999-06-30
HEDSTROM HOLDINGS INC
filed 1999-08-13
CIK 1042422

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC. 20549

                         QUARTERLY REPORT
                PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITES AND EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

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

Yes  X   No

At August 13, 1999, there were outstanding: (i) 36,142,883 shares of the Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc., (ii) 31,520,000 shares of the Non-Voting Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc. and (iii) 10 shares of the Common Stock, par value $.01 per share, of Hedstrom Corporation.

                               HEDSTROM HOLDINGS, INC.

                                 HEDSTROM CORPORATION

                                      FORM 10-Q

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                  TABLE OF CONTENTS

                                                                    Page
                                                                   Number

                     PART I  FINANCIAL INFORMATION

         Item 1. Financial Statements

             Consolidated Balance Sheets
               As of June 30, 1999 and December 31, 1998

             Consolidated Income Statements
               Three months ended June 30, 1999 and 1998
               Six months ended June 30, 1999 and 1998

             Consolidated Statements of Cash Flows
               Six months ended June 30, 1999 and 1998

             Consolidated Statement of Stockholders' Equity
               As of and for the six months ended June 30,
               1999

             Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                      PART II  OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K

         Signature

                      HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       June 30          December 31,
                                                         1999               1998
                                                     -------------      ------------
                                                      (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $  5,811          $  4,334
  Trade accounts receivable, net of
   allowance for doubtful accounts                       82,153            69,522
  Taxes receivable                                        6,745             6,745
  Inventories                                            58,999            53,722
  Deferred income taxes                                   6,016             6,016
  Prepaid expenses and other current assets               6,371             4,130
                                                       --------          --------
TOTAL CURRENT ASSETS                                    166,095           144,469
                                                       --------          --------
PROPERTY, PLANT AND EQUIPMENT, at cost,
 net of accumulated depreciation                         47,522            48,102
                                                       --------          --------
OTHER ASSETS:
  Deferred charges, net of accumulated
   amortization                                          13,456            14,795
  Goodwill, net of accumulated
   amortization                                         185,438           186,826
  Deferred income taxes                                     793             1,575
                                                       --------          --------
TOTAL OTHER ASSETS                                      199,687           203,196
                                                       --------          --------
TOTAL ASSETS                                           $413,304          $395,767
                                                       ========          ========

                      HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       June 30,         December 31,
                                                         1999               1998
                                                     -------------      ------------
                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                             $ 54,200          $ 34,920
  Current portion of long-term debt
   and capital leases                                    13,187            11,905
  Accounts payable                                       25,228            20,709
  Accrued expenses                                       18,275            22,970
                                                       --------          --------
TOTAL CURRENT LIABILITIES                               110,890            90,504
                                                       --------          --------
LONG-TERM DEBT:
  Senior Subordinated Notes                             110,000           110,000
  Senior Discount Notes                                  28,374            26,584
  Term Loans                                            116,509           123,736
  Notes payable to related parties                        2,500             2,500
  Capital leases                                          1,367             1,690
  Other                                                   1,668             2,154
                                                       --------          --------
TOTAL LONG-TERM DEBT                                    260,418           266,664
                                                       --------          --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value,
   10,000,000 shares authorized, no
   shares issued and outstanding                              -                 -
  Common stock, $0.01 par value,
   100,000,000 shares authorized,
   36,142,883 and 36,142,883 shares issued
   and outstanding, respectively                            361               361
  Non-voting common stock, $0.01 par value,
   40,000,000 shares authorized, 31,520,000
   and 31,520,000 issued and outstanding,
   respectively                                             315               315
  Additional paid-in capital                             51,553            51,553
  Accumulated other comprehensive loss                   (1,811)           (2,616)
  Accumulated deficit                                    (8,422)          (11,014)
                                                       --------          --------
TOTAL STOCKHOLDERS' EQUITY                               41,996            38,599
                                                       --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS'                    $413,304          $395,767
                                                       ========          ========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                           HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                              CONSOLIDATED INCOME STATEMENTS
                           (In thousands, except per share data)
                                        (Unaudited)

                                              For the three months ended June 30,
                                            ---------------------------------------
                                                       1999           1998
                                                       ----           ----
Net sales                                           $102,203        $83,272
Cost of sales                                         73,288         60,191
                                                     -------        -------
Gross profit                                          28,915         23,081
Selling, general and administrative expense           18,524         15,874
                                                     -------        -------
Operating income                                      10,391          7,207
Interest expense                                       9,019          7,793
                                                     -------        -------
Income (loss) before income taxes                      1,372           (586)
Income tax (benefit) expense                             561           (247)
                                                     -------        -------
Net income (loss)                                    $   811        $  (339)
                                                     =======        =======
Basic earnings (loss) per share:
 Net income (loss) per share                           $0.01         ($0.01)
 Weighted average number of common shares
  outstanding (in thousands)                          67,633         67,663

 Diluted earnings (loss) per share:
  Net income (loss) per share                          $0.01         ($0.01)
  Weighted average number of common shares
   outstanding (in thousands)                         68,994         67,663

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                           HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                              CONSOLIDATED INCOME STATEMENTS
                           (In thousands, except per share data)
                                        (Unaudited)

                                               For the six months ended June 30,
                                            ---------------------------------------
                                                       1999           1998
                                                       ----           ----
Net sales                                           $190,987       $161,661
Cost of sales                                        134,749        116,516
                                                     -------        -------
Gross profit                                          56,238         45,145
Selling, general and administrative expense           34,795         30,689
                                                     -------        -------
Operating income                                      21,443         14,456
Interest expense                                      17,051         15,481
                                                     -------        -------
Income (loss) before income taxes                      4,392         (1,025)
Income tax (benefit) expense                           1,800           (427)
                                                     -------        -------
Net income (loss)                                    $ 2,592        $  (598)
                                                     =======        =======
Basic earnings (loss) per share:
 Net income (loss) per share                           $0.04         ($0.01)
 Weighted average number of common shares
  outstanding (in thousands)                          67,633         67,663

 Diluted earnings (loss) per share:
  Net income (loss) per share                          $0.04         ($0.01)
  Weighted average number of common shares
   outstanding (in thousands)                         68,994         67,663

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                       (Unaudited)
                                                          For the six months ended June 30,
                                                         --------------------------------------
                                                                  1999          1998
                                                                  ----          ----
Cash flows from operating activities:
  Net income (loss)                                           $  2,592        $  (598)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used for) operating activities:
    Depreciation of property, plant and equipment and
     amortization of goodwill                                    6,715          6,580
    Amortization of deferred financing fees                      3,619          3,445
    Deferred income tax benefit                                    782            (44)
    Changes in current assets and current
     liabilities, net of  acquisitions:
      Accounts receivable                                      (12,090)         1,682
      Inventories                                               (5,277)        (5,454)
      Prepaid expenses and other current assets                 (2,241)            66
      Accounts payable                                           4,519          5,519
      Accrued expenses                                          (6,305)        (7,730)
                                                              --------        -------
Net cash provided by (used for) operating activities            (7,686)         3,466
                                                              --------        -------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment                 (3,363)        (4,962)
  Acquisition of ERO, Inc.                                           -         (3,037)
  Other acquisitions                                                 -         (3,500)
                                                              --------       --------
Net cash used for investing activities                          (3,363)       (11,499)
                                                              --------       --------

                          HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                       (Unaudited)
                                                             For the three months ended March 31,
                                                         --------------------------------------
                                                                  1999          1998
                                                                  ----          ----
Cash flows from financing activities:
  Principal payments on Term Loans                              (5,466)        (4,066)
  Borrowings on Revolving Credit Facility, net                  19,280          8,652
  Other                                                         (1,288)          (164)
                                                              --------       --------
Net cash provided by financing activities                       12,526          4,422
                                                              --------       --------
Net increase (decrease) in cash and cash
 equivalents                                                    (1,477)        (3,611)

Cash and cash equivalents:
  Beginning of period                                            4,334         10,844
                                                              --------        -------
  End of period                                               $  5,811        $ 7,233
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

                    HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (In thousands, except shares)
                                  (Unaudited)


                                     Common Stock                   Accumulated
                                    --------------      Additional     Other
                                                  Par    Paid-In   Comprehensive  Accumulated
                                    Shares       Value    Capital     Losses        Deficit     Total
                                   ---------------------------------------------------------  --------
Balance at December 31, 1998       67,662,883    $676    $51,553     $(2,616)      $(11,014)   $38,599
 Foreign currency translation
  adjustment                                -       -          -         805              -        805
  Net income                                -       -          -           -          2,592      2,592
                                                                                              --------
  Comprehensive income                      -       -          -           -              -      3,397
                                   ---------------------------------------------------------  --------
Balance at March 31, 1999          67,662,883    $676    $51,553     $(1,811)      $ (8,422)   $41,996
                                   ===================================================================

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                        HEDSTROM HOLDINGS, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

         NOTE 1 - PRINCIPLES OF CONSOLIDATION

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

         The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

         NOTE 2 - INVENTORIES:

         Inventories at June 30, 1999 and December 31, 1998 consist of the following (in thousands):

                                              June 30,          December 31,
                                                1999                1998
                                              -------            ----------
         Raw materials                        $20,019             $21,421
         Work-in-process                       10,040               9,013
         Finished goods                        28,940              23,288
                                              -------             -------
                                              $58,999             $53,722
                                              =======             =======
         NOTE 3 - DEBT:

         Debt consists of the following (in thousands):

                                              June 30,       December 31,
                                                1999             1998
                                              -------        -----------

         Senior Subordinated Notes           $110,000          $110,000
         Term Loans                           127,700           134,158
         Revolving Credit Facility             54,200            34,920
         Senior Discount Notes                 28,374            26,584
         Other                                  7,531             7,827
                                              -------          --------
                                             $327,805         $313,489
                                             ========         ========

         Senior Subordinated Notes

         The $110.0 million Senior Subordinated Notes bear interest at 10% per annum, payable on June 1 and December 1 of each year. The Senior Subordinated Notes mature on June 1, 2007. Except as set forth below, the Senior Subordinated Notes are not redeemable at the option of the Company prior to June 1, 2002. On and after such date, the Senior Subordinated Notes are redeemable, at the Company's option, in whole or in part, at the following redemption prices (expressed in percentages of principal amount), plus accrued and unpaid interest to the redemption date:

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

         Term Loans and Revolving Credit Facility

         The Senior Credit Facilities consist of (a) the six-year $75.0 million Tranche A Senior Secured Term Loan Facility; (b) the eight-year $65.0 million Tranche B Senior Secured Term Loan Facility; and
         (c) the Senior Secured Revolving Credit Facility providing for revolving loans to the Company and the issuance of letters of credit for the account of the Company in an aggregate principal and stated amount at any time not to exceed $70.0 million. Borrowings under the Revolving Credit Facility are available based upon a borrowing base equal to the sum of 85% of eligible accounts receivable and 50% of eligible inventory.

         At the Company's option, the interest rates per annum applicable to the Senior Credit Facilities are either (i) the Eurocurrency Rate (as defined) plus 3.0% in the case of the Tranche A Term Loan Facility and the Revolving Credit Facility or 3.5% in the case of the Tranche B Term Loan Facility or (ii) the Alternate Base Rate (as defined) plus 2.0% in the case of the Tranche A Term Loan Facility and the Revolving Credit Facility or 2.5% in the case of the Tranche B Term Loan Facility. The Alternate Base Rate is the highest of (a) Credit Suisse First Boston's Prime Rate (as defined) or (b) the federal funds effective rate from time to time plus 0.5%.

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

         The Senior Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with affiliates. In addition, under the Senior Credit Facilities, the Company is required to comply with specified interest coverage and maximum leverage ratios. At June 30, 1999, the Company was in compliance with all of the restrictive covenants contained in the Senior Credit Facilities.

         Senior Discount Notes

         Holdings received $25.0 million of gross proceeds from the issuance of 44,612 units consisting of the Discount Notes described below and 2,705,896 shares of Holdings common stock. Of the $25.0 million in gross proceeds, $3.4 million ($1.25 per share) was allocated to the common stock, based upon management's estimate of fair market value, and $21.6 million was allocated to the Discount Notes.

         The Discount Notes are unsecured obligations of Holdings and have an aggregate principle amount at maturity of $44.6 million, representing a yield to maturity of 12%. No cash interest will accrue on the Discount Notes prior to June 1, 2002. Thereafter, cash interest will be payable on June 1 and December 1 of each year, commencing December 1, 2002. The Discount Notes mature on June 1, 2009.

         Except as set forth below, the Discount Notes are not redeemable at the option of Holdings prior to June 1, 2002. On and after such date, the Discount Notes are redeemable at Holdings' option, in whole or in part, at the following redemption prices (expressed in percentages of principal amount at maturity), plus accrued and unpaid interest to the redemption date:

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

         The International Division produces and distributes gym sets, and other products, manufactured by domestic divisions, outside of the United States.

                                      For the Three Months    For the Six Months
                                         Ended June 30,         Ended June 30,
                                      --------------------    ------------------
            (Dollars in thousands)       1999     1998          1999     1998
                                         ----     ----          ----     ----
            Bedford Division
               Net revenues             $57,313  $42,081     $107,900   $81,997
               Operating earnings         8,417    5,500       17,787    10,559
               Identifiable assets       72,780   74,602       72,780    74,602

            Ashland Division
               Net revenues              10,140   10,615       23,011    24,308
               Operating earnings         1,499      930        3,271     3,030
               Identifiable assets       24,622   26,445       24,622    26,445

            ERO Division
               Net revenues              14,293   11,917       28,161    25,517
               Operating earnings         1,604      439        3,322     2,563
               Identifiable assets       36,047   28,968       36,047    28,968


                                      For the Three Months    For the Six Months
                                         Ended June 30,         Ended June 30,
                                      --------------------    ------------------
            (Dollars in thousands)       1999     1998          1999     1998
                                         ----     ----          ----     ----

            Montreal Division
               Net revenues              10,841    9,852       16,271    15,975
               Operating earnings        (1,806)     255       (3,062)   (2,005)
               Identifiable assets       60,035   52,564       60,035    52,564

            International Division
               Net revenues               9,616    8,807       15,844    13,864
               Operating earnings           677       83          125       309
               Identifiable assets       14,035   12,261       14,035    12,261

            Corporate, other non-
            segments and Intercompany
            Eliminations
               Identifiable assets      205,785  200,927      205,785   200,927

            Consolidated totals from
            continuing operations
               Net revenues             102,203   83,272      190,987   161,667
               Operating earnings        10,391    7,207       21,443    14,456
               Identifiable assets      413,304  395,767      413,304   395,767

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

                                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATING BALANCE SHEETS
                                                                (In thousands)

                                        At  June 30, 1999                          At December 31, 1998
                            ------------------------------------------ -----------------------------------------------
                                        Hedstrom                                     Hedstrom
                             Hedstrom  Subsidiary                        Hedstrom   Subsidiary
                            Subsidiary   Non-     Adjustment   Total    Subsidiary     Non-      Adjustments/   Total
   Assets                   Guarantor  guarantor  Eliminations Hedstrom Guarantors  guarantors  Eliminations  Hedstrom
========================== ==========  =========  ============ ======== ==========  ==========  ============  ========
Current assets:
 Cash and cash equivalents $  5,501    $   310    $      -    $  5,811    $  1,839   $  2,495     $      -    $  4,334
 Accounts receivable, net    72,629      9,524           -      82,153      59,193     10,329            -      69,522
 Taxes receivable             6,095        650           -       6,745       6,095        650            -       6,745
 Inventories                 39,281     19,774         (56)     58,999      40,742     13,036          (56)     53,722
 Deferred income taxes(c)     6,016          -           -       6,016       6,016          -            -       6,016
 Prepaid expenses and other
  current assets              5,095      1,276           -       6,371       3,849        281            -       4,130
                           --------    -------    --------    --------    --------   --------     --------    --------
   Total current assets     134,617     31,534         (56)    166,095     117,734     26,791          (56)    144,469
                           --------    -------    --------    --------    --------   --------     --------    --------
 Property, plant, and
  equipment, net             30,627     16,895           -      47,522      31,361     16,741            -      48,102
                           --------    -------    --------     -------    --------   --------     --------    --------
Other assets:
 Investment in and advances
  to Nonguarantor
  Subsidiaries               61,437          -     (61,437)          -      56,190          -      (56,190)          -
 Deferred charges, net       12,622          -           -      12,622      13,857          -            -      13,857
 Goodwill, net              165,021     20,417           -     185,438     165,835     20,991            -     186,826
 Deferred income taxes        1,254     (2,555)          -      (1,301)      1,092     (1,611)           -        (519)
                           --------    -------    --------    --------    --------   --------     --------    --------
   Total other assets       240,334     17,862     (61,437)    196,759     236,974     19,380      (56,190)    200,164
                           --------    -------    --------    --------    --------   --------     --------    --------
Total assets               $405,578    $66,291    $(61,493)   $410,376    $386,069   $ 62,912    $ (56,246)   $392,735
                           ========    =======    ========    ========    ========   ========     ========    ========

                                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATING BALANCE SHEETS
                                                              (In thousands)

                                    At  June 30, 1999                        At December 31, 1998
                            ------------------------------------------ -----------------------------------------------
                                        Hedstrom                                     Hedstrom
                             Hedstrom  Subsidiary                        Hedstrom   Subsidiary
                            Subsidiary   Non-     Adjustment   Total    Subsidiary     Non-      Adjustments/   Total
                            Guarantor  guarantor  Eliminations Hedstrom Guarantors  guarantors  Eliminations  Hedstrom
                            ========== =========  ============ ======== ==========  ==========  ============  ========
  Liabilities and
  stockholders' equity
==========================
Current liabilities:
  Revolving line of credit $ 54,200    $     -    $      -     $54,200   $ 34,920     $     -     $      -    $ 34,920
  Current portion of long
   term debt and capital
   leases                    12,749        438           -      13,187     11,417         488            -      11,905
  Advances from Guarantor
   Subidiaries                    -     44,338     (44,338)          -          -      39,091      (39,091)          -
  Accounts payable (c)       22,463      2,765           -      25,228     17,170       3,539            -      20,709
  Accrued expenses           16,938      1,787         (23)     18,702     20,520       2,198          (23)     22,695
                           --------    -------    --------   ---------   --------     -------     --------    --------
   Total current
    liabilities             106,350     49,328     (44,361)    111,317     84,027      45,316      (39,114)     90,229
                           --------    -------    --------   ---------   --------     -------     --------    --------
  Senior Subordinated
   Notes                    110,000          -           -     110,000    110,000           -            -     110,000
  Term Loans                116,509          -           -     116,509    123,736           -            -     123,736
  Capital leases              1,367          -           -       1,367      1,690           -            -       1,690
  Other                       1,368        300           -       1,668      1,667         487            -       2,154
                           --------    -------    --------   ---------   --------     -------     --------    --------
   Total long-term debt(a)  229,244        300           -     229,544    237,093         487            -     237,580
                           --------    -------    --------   ---------   --------     -------     --------    --------
 Total liabilities          335,594     49,628     (44,361)    340,861    321,120      45,803      (39,114)    327,809
                           --------    -------    --------   ---------   --------     -------     --------    --------

 Total stockholder's
  equity (deficit)(b)        69,984     16,663     (17,132)     69,515     64,949      17,109      (17,132)     64,926
                           --------    -------    --------   ---------   --------     -------     --------    --------
 Total liabilities and
  stockholders' equity     $405,578    $66,291    $(61,493)   $410,376   $386,069     $62,912     $(56,246)   $392,735
                           ========    =======    ========   =========   ========     =======     ========    ========

                               CONSOLIDATING INCOME STATEMENTS
                                         (In thousands)

                               Three Months Ended June 30, 1999            Three Months Ended June 30, 1998
                          ------------------------------------------- -----------------------------------------------
                                      Hedstrom                                     Hedstrom
                           Hedstrom  Subsidiary                       Hedstrom    Subsidiary
                          Subsidiary    Non-    Adjustments/  Total   Subsidiary     Non-     Adjustments/   Total
Statement of Operations   Guarantor  guarantor  Eliminations Hedstrom Guarantors  guarantors  Eliminations  Hedstrom
=======================   =========  =========  ============ ======== ==========  ==========  ============  ========
Net sales                 $97,362    $10,747     $ (5,906)  $102,203   $79,535     $ 9,664      $ (5,927)   $ 83,272
Cost of sales              71,120      8,074       (5,906)    73,288    59,672       6,445        (5,926)     60,191
                          -------    -------     --------    -------   -------     -------      --------     -------
Gross profit (loss)        26,242      2,673            -     28,915    19,863       3,219            (1)     23,081
Selling, general and
 administrative expense    15,891      2,633            -     18,524    13,411       2,463             -      15,874
                          -------    -------     --------    -------   -------     -------      --------     -------
Operating income (loss)    10,351         40            -     10,391     6,452         756            (1)      7,207

Interest expense (c)        7,484        520            -      8,004     6,238         623             -       6,861
                          -------    -------     --------    -------   -------     -------      --------     -------
Income (loss) before
 income taxes               2,867       (480)           -      2,387       214         133            (1)        346

Income tax provision
 (benefit) (c)              1,173       (196)           -        977        12         122             -         134
                          -------    -------     --------    -------   -------     -------      --------     -------
Net income (loss)         $ 1,694   $   (284)   $       -   $  1,410   $   202     $    11      $     (1)      $ 212
                          =======    =======     ========    =======   =======     =======      ========     =======

                               CONSOLIDATING INCOME STATEMENTS
                                         (In thousands)

                                 Six Months Ended June 30, 1999              Six Months Ended June 30, 1998
                          ------------------------------------------- -----------------------------------------------
                                      Hedstrom                                     Hedstrom
                           Hedstrom  Subsidiary                       Hedstrom    Subsidiary
                          Subsidiary    Non-    Adjustments/  Total   Subsidiary     Non-     Adjustments/   Total
Statement of Operations   Guarantor  guarantor  Eliminations Hedstrom Guarantors  guarantors  Eliminations  Hedstrom
=======================   =========  =========  ============ ======== ==========  ==========  ============  ========
Net sales                $183,210    $19,948     $(12,171)  $190,987   $156,274    $15,605      $(10,218)  $161,661
Cost of sales             132,261     14,659      (12,171)   134,749    115,110     11,685       (10,279)   116,516
                         --------    -------     --------    -------   --------    -------      --------    -------
Gross profit (loss)        50,949      5,289            -     56,238     41,164      3,920            61     45,145
Selling, general and
 administrative expense    29,530      5,265            -     34,795     26,488      4,201             -     30,689
                          -------    -------     --------    -------   --------    -------      --------    -------
Operating income (loss)    21,419         24            -     21,443     14,676       (281)           61     14,456

Interest expense (c)       14,007      1,025            -     15,032     12,460      1,183            -      13,643
                          -------    -------     --------    -------   --------    -------      --------     -------
Income (loss) before
 income taxes               7,412     (1,001)           -      6,411      2,216     (1,464)           61        813

Income tax provision
 (benefit) (c)              3,037       (410)           -      2,627        806       (505)           25        326
                          -------    -------     --------    -------   --------    -------      --------     -------
Net income (loss)         $ 4,375   $   (591)   $       -   $  3,784   $  1,410    $  (959)     $     36      $ 487
                          =======    =======     ========    =======   ========    =======      ========     =======

                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                     Six Months Ended June 30, 1999               Six Months Ended June 30, 1998
                                  ------------------------------------     -------------------------------------------

                                            Hedstrom                                   Hedstrom
                                 Hedstrom  Subsidiary                      Hedstrom   Subsidiary
                                Subsidiary    Non-    Adustments/  Total   Subsidiary    Non-    Adjustments/  Total
                                Guarantor  guarantor Eliminations Hedstrom guarantor  guarantor  Eliminations Hedstrom
                                =========  ========= ============ ======== =========  ========== ============ ========
Cash flows from operating
activities:
  Net income (loss)(c)           $  4,375  $  (591)    $    -     $  3,784   $  1,410    $ (959)     $ 36     $    487
  Adjustments to reconcile net
  income (loss) to net cash
  (used for) provided by
  operating activities:
    Depreciation of property,
    plant and equipment and
    amortization of goodwill
    and deferreds                   6,961    1,479          -        8,440      6,834     1,478         -        8,312
    Deferred income tax
    provision (c)                    (162)     944          -          782        (44)        -         -          (44)
    Changes in current assets and
    current liabilities, net of
    acquisitions:
      Accounts receivable         (12,895)     805          -      (12,090)       417     1,265         -        1,682
      Inventories                   1,461   (6,738)         -       (5,277)     3,384    (8,649)     (189)      (5,454)
      Prepaid expenses and other
       current assets              (1,246)    (995)         -       (2,241)        56        10         -           66
      Accounts payable              5,293     (774)         -        4,519      4,884       636         -        5,520
      Accrued expenses             (5,192)    (411)         -       (5,603)    (9,488)    2,232       153       (7,103)
                                 --------   ------      -----    ---------   --------    ------      ----     --------
Net cash (used for) provided by
 operating activities              (1,405)  (6,281)         -       (7,686)     7,453    (3,987)        -        3,466
                                 --------   ------      -----    ---------   --------    ------      ----     --------
Cash flows from investing
 activities:
  Acquisitions of property plant
   and equipment                   (2,260)  (1,103)         -       (3,363)    (3,621)   (1,341)        -       (4,962)
  Acquisition of ERO, Inc.              -        -                       -     (3,037)        -         -       (3,037)
  Other Acquisition                     -        -          -            -          -    (3,500)        -       (3,500)
                                 --------   ------      -----     --------   --------    ------      ----    ---------
Net cash used for investing
 activities                        (2,260)  (1,103)         -       (3,363)    (6,658)   (4,841)        -      (11,499)
                                 --------   ------      -----     --------   --------    ------      ----    ---------

                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                     Six Months Ended June 30, 1999               Six Months Ended June 30, 1998
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
Cash flows from financing
 activities:
  Principal payments on term
   loans                           (5,466)       -          -      (5,466)   (4,066)         -         -      (4,066)
  Borrowings on revolving
   line of credit                  19,280        -          -      19,280     8,652          -         -       8,652
  Advances to/(from)
   Nonguarantor subsidiaries       (5,247)   5,247          -           -    (8,136)     8,136         -           -
  Other                            (1,240)     (48)         -      (1,288)      241       (405)        -        (164)
                                 --------   ------      -----    --------   --------    ------      ----    ---------
Net cash (used for) provided
 by financing activities            7,327    5,199          -      12,526    (3,309)     7,731         -      (4,422)
                                 --------   ------      -----    --------   --------    ------      ----    ---------
Net increase (decrease) in
 cash and cash equivalents          3,662   (2,185)         -       1,477    (2,514)    (1,097)       -       (3,611)

Cash and cash equivalents:

  Beginning of period               1,839    2,495          -       4,334      8,894     1,860         -      10,844
                                 --------   ------      -----    --------   --------    ------      ----    --------
  End of period                  $  5,501   $  310      $   -    $  5,811   $  6,470    $  763      $  -    $  7,233
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

The column "Total Hedstrom" represents the consolidated financial statements of Hedstrom and its subsidiaries.
Hedstrom Corporation is Holdings' only direct subsidiary.  The primary differences between the consolidated amounts of Hedstrom Corporation and the consolidated amounts included in the accompanying consolidated financial statements of Holdings are as follows:

(a)  Hedstrom Corporation's Long-Term Debt does not include a $2.5 million note payable issued by Holdings in connection withe its 1995 recapitalization, and the issuance of Senior Discount Notes valued at $28.4 million at June 30, 1999.
(b)  Hedstrom Corporation's stockholder's equity includes Holdings' stockholders equity plus $21.6 million in proceeds from the issuance of Senior Discount Notes, which proceeds were contributed as equity by Holdings to
Hedstrom Corporation less the interest, net of taxes, accrued thereon and, as of both September 30, 1998 and
December 31, 1997, the $2.5 million note payable described in (a) above less the interest, net of taxes, accrued thereon.
(c)  Accounts payable, Interest expense and deferred income taxes do not reflect the accrued interest, interest expense and the deferred tax benefit of accrued interest on the obligations discussed in (a) above.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto contained herein, as well as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such statements. These risks, which are further detailed below as well as included in the Registration Statement on Form S-1 of the Company and Hedstrom as filed with the Securities and Exchange Commission (File Nos. 333-32385-05 and 333-32385), include, but are not limited to, the Company's recent net losses, substantial leverage and debt service, financing restrictions and covenants, reliance on key customers, dependence on key licenses and obtaining new licenses, raw materials prices and product liability risks. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward - looking terminology such as believes, expects, may, will, should, seeks, pro-forma, anticipates or intends or the negative of any thereof, or other variations or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, undue reliance should not be placed on any forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

         RESULTS OF OPERATIONS

             The following table sets forth net sales and operating profit for each of Hedstrom's operating divisions for the periods indicated (amounts in thousands):

                                       Three months         Six Months
                                      Ended June 30,      Ended June 30,
                                      1999     1998       1999     1998
                                      ----     ----       ----     ----
     Net sales
       Bedford Division              $ 57.3    $42.1     $107.7   $ 82.0
       Ashland Division                10.1     10.6       23.0     24.3
       International Division           9.6      8.8       15.8     13.9
       ERO Division                    14.3     11.9       28.2     25.5
       Montreal Division               10.9      9.9       16.3     16.0
                                      -----    -----     ------    -----
         Total net income            $102.2    $83.3     $191.0   $161.7
                                     ======    =====     ======   ======
     Operating profit:
       Bedford Division               $ 8.4    $ 5.5     $17.8    $ 10.6
       Ashland Division                 1.5      0.9       3.3       3.0
       International Division           0.8      0.0       0.2       0.3
       ERO Division                     1.6      0.5       3.3       2.6
       Montreal Division               (1.9)     0.3      (3.2)     (2.0)
                                      -----    -----     -----    ------
         Total gross profit           $10.4    $ 7.2     $21.4    $ 14.5
                                      =====    =====     =====    ======

            Net Sales. Net sales for the second quarter ended June 30, 1999 increased to $102.2 million from $83.3 million for the comparable prior year quarter, an increase of $18.9 million. The increase was attributable to increased sales at the Bedford, ERO, Montreal, and International Divisions. Net sales of the Bedford Division increased by $15.2 million for the second quarter of 1999 versus the prior year comparable quarter. This increase in net sales was primarily due to the additional wood gym set sales achieved through the acquisition of Backyard Products Limited, a manufacturer of wood gym sets acquired in August 1998. In addition higher sales of trampolines and metal gym sets were offset by lower demand for wood gym kits. Net sales at the ERO Division increased $2.4 million versus the prior year comparable period due to increased demand for Slumber Shoppe and Priss Prints products, related to the movie release of Star Wars - Episode I. Net sales at the Montreal Division increased by $1.0 million compared to the prior years second quarter resulting primarily from increased sales of Impact back to school products, due to new product introductions and new licenses. This increase in net sales at the Montreal Division was partially offset by the decrease in sales of the arts and activities products due to delay in timing of placements of new Express Ways! branded products. The International Division's net sales for the second quarter ended June 30, 1999 increased by $0.8 million versus the prior year comparable period. The aforementioned increases in net sales were partially offset by lower net sales at the Ashland Division. The Ashland Division's net sales decreased by $0.5 million to $10.1 million for the quarter ended June 30, 1999 from $10.6 million for the prior year's comparable quarter, due to decreased demand for the Hops product line.

         Net sales for the six months ended June 30, 1999 versus the six months ended June 30, 1998 increased to $191.0 million from $161.7 million an increase of $29.3 million. The increase was attributable to the Bedford, ERO and International divisions. At the Bedford division, the acquisition of Backyard Products Limited in August 1998 resulted in an increase in net sales of $23.8 million for the six months ended June 30, 1999 compared to the same period in 1998. Net sales of the ERO Division increased by $2.7 million for the first six months of 1999 versus the prior year comparable period as a result of higher demand for Slumber Shoppe products resulting mainly from the movie release of Star Wars - Episode I, this increase was offset by a decrease in net sales of Coral products due to a decrease in listings of Swim and Dive products at major retailers. The net sales for the International Division increased to $15.8 million for the first six months of 1999 from $13.9 million in the comparable period of 1998 as a result of the acquisition of certain assets of Bestoy; a U.K. Manufacturer made during the first quarter of 1998. The aforementioned increases were partially offset by lower net sales at the Ashland Division. The Ashland Division's net sales decreased by $1.9 million to $13.9 million for the six-month period ended June 30, 1999 versus the prior year's comparable period. The decrease was due to lower demand for licensed Hops products by retailers and lower sales of the undecorated playballs, resulting from customer inventory reduction efforts, the effects of which were partially offset by increased sales of ball pits. Net sales for the Montreal Division for the first six months of 1999 versus the same period of 1998 remained relatively unchanged.
         Within the Montreal Division, an increase in net sales of Impact back to school products, due to new product introductions and new licenses was offset by decreased sales of arts and activities products, due to the timing of placement of new Express Ways! branded products.

            Gross Profit. Gross profit for the second quarter ended June 30, 1999 increased by $5.8 million to $28.9 million as compared to $23.1 million for the quarter ended June 30, 1998 as a result of higher consolidated net sales. As a percentage of consolidated net sales, consolidated gross profit percentage increased to 28.3% in the second quarter of 1999, from 27.7% for the quarter ended June 30, 1998. The increase was primarily attributable to the ERO Division's gross profit margin increasing to 42.7% in the second quarter of 1999, from 34.5% for the quarter ended June 30, 1998. The increase in the ERO Division's gross profit percentage was due to a more favorable product sales mix resulting from increased sales of Slumber Shoppe products, which carry a higher overall gross profit margin, and decreased sales of Coral products, which generally carry a lower overall profit margin. Additionally, the ERO Divisions gross margin percentage was positively impacted by favorable production variances resulting from increased production volume. Also, contributing to the increase in gross profit percentage was the increase in the Ashland Division's gross profit percentage.
         The Ashland Division's gross profit percentage increased to 34.7% for the second quarter ended June 30, 1999 from 30.2% for the prior year comparable quarter. The increase was due to cost reduction programs that included reducing unauthorized customer deductions, overhead costs and material costs. The cost reduction programs at the Ashland Division were partially offset by an unfavorable product sales mix for the second quarter of 1999 versus the second quarter of 1998. In addition a slight increase in the gross margin percentage of the International Division due to favorable product sales mix was offset by a decrease in the gross margin percentage of the Montreal Division. The Montreal Division's gross profit percentage decreased to 33.0% for the second quarter ended June 30, 1999 from 41.4% for the prior year comparable quarter ended June 30, 1998, due to an unfavorable product sales mix. The unfavorable sales mix was a result of increased sales of Impact back to school products, which generally carry a lower overall gross profit percentage, and decreased sales of arts and activity products, which generally carry a higher overall gross profit margin. The Bedford Division's gross profit margin percentage remained unchanged at 23.0% for the quarters ended June 30, 1999, and 1998.

         Gross profit for the six months ended June 30, 1999 increased by $11.1 million to $56.2 million as compared to $45.1 million for the six months ended June 30, 1998 as a result of higher consolidated net sales. As a percentage of consolidated net sales, consolidated gross profit increased to 29.4% for the six months ended June
         30, 1999, from 27.9% for the six months ended June 30, 1998. The increase in the consolidated gross profit percentage is due to higher gross margin percentages at the Montreal, Ashland, Bedford, and ERO Divisions. The Montreal Division's gross profit percentage for the six months ended June 30, 1999 increased to 36.8% from 31.9% for the prior years comparable period. The increase was primarily due to the exclusion of close out sales of Impact products made in the first quarter of 1998, and lower defective product returns in the six months ended June 30, 1999 versus the prior year comparable period. The Ashland Division's gross profit percentage increased to 33.0% for the six months ended June 30, 1999 from 30.0% for the six months ended June 30, 1998. The increase was primarily due to cost reduction programs that included reducing unauthorized customer deductions, overhead costs and material costs. The cost reduction programs at the Ashland Division were partially offset by an unfavorable product sales mix for the six months ended June 30, 1999 versus the comparable period in 1998. The Bedford Division's gross profit percentage increased to 25.5% in the six month ended June 30, 1999 from 23.7% for the six months ended June 30, 1998. The increase was primarily due to the inclusion of Backyard Products Limited acquired in August 1998 and more favorable material costs. Backyard Products wood gym sets carry a higher gross profit percentage than the overall average of the Bedford Division and more favorable material costs. The gross profit percentage of the ERO Division increased to 40.8% for the six months ended June 30, 1999 from 39.6% for the prior year's comparable period. The increase in the gross margin percentage at the ERO Division was primarily a result of favorable product sales mix, specifically relating to the higher sales volume of Slumber Shoppe products in the six months ended June 30, 1999 versus the comparable period in 1998. Additionally, the gross profit percentage was impacted by favorable production variances resulting from increased production volume.
         The International Division's gross profit percentage remained relatively unchanged at 22.8% for the first six month of 1999 versus 23.0% for the prior year's comparable six-month period.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.7 million to $18.6 million in the second quarter ended June 30, 1999 versus $15.9 million in the prior years second quarter. For the six months ended June 30, 1999 selling, general and administrative expenses increased $4.1 million to $34.8 million from $30.7 million in the six months ended June 30, 1998. The increases for the three and six month periods ended June 30, 1999 versus the prior year comparable period were mainly a result of increased variable expenses, such as royalties and commissions, due to higher sales volume. As a percentage of net sales, selling, general and administrative expenses decreased to 18.1% from 19.1% for the quarter ended June 30, 1999. Expressed as a percentage of sales, selling, general and administrative expenses decreased to 18.2% from 19.0% for the six month period ending June 30, 1999. The decrease in the percentage of selling, general and administrative expenses as compared to net sales for the three and six month periods ended June 30, 1999 were a result of higher sales volumes to cover fixed expenses.

            Interest Expense. Interest expense for the three and six month periods ended June 30, 1999 versus June 30, 1998 increased as a result of higher working capital requirements.

            Income Tax Expense. Holdings' effective income tax rate for the three and six-month periods ended June 30, 1999 and 1998 was 41.0%.

         Liquidity and Capital Resources of the Company

           Working Capital and Cash Flows

            Net cash used for operating activities was $7.7 million for the six months ended June 30, 1999 versus $3.5 million provided by operations for the prior year comparable period. The increase was mainly a result of higher working capital requirements to support higher sales volumes.

         Net cash used for investing activities was $3.4 million, all relating to the acquisitions of property, plant and equipment.

         Net cash provided by financing activities for the six months ended June 30, 1999, was $12.5 million representing $19.3 million of net proceeds on the Companies revolving loan to fund additional working capital requirements to support higher sales levels and meet debt service requirements. The aforementioned was partially offset by principal repayments of $5.5 million on the Companies term loans for the six months ended June 30, 1999.

           Liquidity

           The Company's primary liquidity demands are for capital expenditures, term loan principal payments and for working capital needs. The Senior Credit Facilities impose an annual limit of $10.0 million on the Company's capital expenditures and investments (subject in any given year to a roll-over of up to $4.0 million of unused capital expenditure capacity from the previous year). The Senior Credit Facilities impose significant restrictions on the Company's ability to make dividend payments.

           The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. As of June 30, 1999, approximately $9.9 million was available to the Company (subject to borrowing base limitations) for borrowings under the Revolving Credit Facility. Management believes that cash generated from operations, together with borrowings under the Revolving Credit Facility, will be sufficient to meet the Company's working capital and capital expenditures needs for the foreseeable future.

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

           Outstanding borrowings under the Senior Credit Facilities consisted of $125.2 million under the Term Loan Facilities, comprised of $61.5 million of Tranche A Term Loans maturing in 2003 and $63.7 million of Tranche B Term Loans maturing in 2005. The Senior Credit Facilities also include a $70 million Revolving Credit Facility. As of June 30, 1999, a balance of $54.2 million was outstanding under the Revolving Credit Facility.

           During the first half of 1999, the Company experienced higher than anticipated costs relating to product development and higher than anticipated costs relating to excess capacity at the Company's U.K. operations, as well as, lower than expected sales of back to school products due to the disappointing performance of the Star Wars - Episode I license. The Company also experienced an unfavorable product sales mix, as trampoline sales, which generally carry a lower gross margin percentage, represented a greater portion of consolidated net sales than anticipated, while sales of Arts & Activity products, which generally carry a higher gross margin percentage, represented a smaller portion of consolidated net sales than anticipated. The Company's management anticipates that these trends may continue through the third quarter of 1999. Consequently, the Company's management estimates that the leverage ratio at September 30, 1999 will approximate the 6.00 times leverage covenant contained in the Credit Facility. Although the Company anticipates that it will maintain compliance with its leverage ratio covenant, there can be no assurance that the Company will maintain compliance with this ratio requirement if operating results deteriorate during the third quarter.


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

           The Company anticipates that its total Year 2000 compliance costs will approximate $1.0 million. The Company believes that it has sufficient funds available through its existing credit facilities to address the Year 2000 costs. These costs will include software, hardware and consulting expenses which are being expensed as incurred. The Company believes its current worse case scenario would be the inability of suppliers to deliver key raw materials. The Company is currently devising contingency plans which could among other things include carrying excess stock of key raw materials such as steel at December 31, 1999. Although the Company is confident that the Year 2000 issues are manageable and will be dealt with in a timely fashion, this conclusion is forward looking and involves uncertainty and risks. The ultimate result may be impacted by a variety of factors such as, but not limited to, the ability to successfully remediate existing IT systems, the failure to identify problems associated with non-IT systems and problems associated with supplier or customer information systems, any of which could have a material adverse effect on the Company's ability to successfully address Year 2000 issues.

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

         Date: August 13, 1999





         HEDSTROM HOLDINGS, INC.

         HEDSTROM CORPORATION


                                         /s/ David F. Crowley

                                            David F.Crowley
                                        Chief Financial Officer