Form 10-Q
period 1999-09-30
HEDSTROM HOLDINGS INC
filed 1999-11-12
CIK 1042422

FORM 10-Q

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC. 20549

                         QUARTERLY REPORT
                PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITES AND EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

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

                          (847) 803- 9200

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

Yes  X   No

At November 11, 1999, there were outstanding: (i) 36,142,883 shares of the Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc.,
(ii) 31,520,000 shares of the Non-Voting Common Stock, par value $.01 per share, of Hedstrom Holdings, Inc. and (iii) 10 shares of the Common Stock, par value $.01 per share, of Hedstrom Corporation.

                                HEDSTROM HOLDINGS, INC.

                                 HEDSTROM CORPORATION

                                      FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                  TABLE OF CONTENTS

                                                                    Page
                                                                   Number

                     PART I  FINANCIAL INFORMATION

         Item 1. Financial Statements

             Consolidated Balance Sheets
               As of September 30, 1999 and December 31, 1998

             Consolidated Income Statements
               Three months ended September 30, 1999 and 1998
               Nine months ended September 30, 1999 and 1998

             Consolidated Statements of Cash Flows
               Nine months ended September 30, 1999 and 1998

             Consolidated Statement of Stockholders' Equity
               As of and for the nine months ended September 30, 1999

             Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                      PART II  OTHER INFORMATION

         Item 1. Legal Proceedings

         Item 6. Exhibits and Reports on Form 8-K

         Signature

                      HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                     September 30,      December 31,
                                                         1999               1998
                                                     -------------      ------------
                                                      (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $ 13,569          $  4,334
  Trade accounts receivable, net of
   allowance for doubtful accounts                       51,106            69,522
  Taxes receivable                                        6,745             6,745
  Inventories                                            74,897            53,722
  Deferred income taxes                                   6,016             6,016
  Prepaid expenses and other current assets               5,729             4,130
                                                       --------          --------
TOTAL CURRENT ASSETS                                    158,062           144,469
                                                       --------          --------
PROPERTY, PLANT AND EQUIPMENT, at cost,
 net of accumulated depreciation                         48,337            48,102
                                                       --------          --------
OTHER ASSETS:
  Deferred charges, net of accumulated
   amortization                                          12,598            14,795
  Goodwill, net of accumulated
   amortization                                         185,562           186,826
  Deferred income taxes                                     740             1,575
                                                       --------          --------
TOTAL OTHER ASSETS                                      198,900           203,196
                                                       --------          --------
TOTAL ASSETS                                           $405,299          $395,767
                                                       ========          ========

                      HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                     September 30,       December 31,
                                                         1999               1998
                                                     -------------      ------------
                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                             $ 53,950          $ 34,920
  Current portion of long-term debt
   and capital leases                                    14,132            11,905
  Accounts payable                                       25,512            20,709
  Accrued expenses                                       18,241            22,970
                                                       --------          --------
TOTAL CURRENT LIABILITIES                               111,835            90,504
                                                       --------          --------
LONG-TERM DEBT:
  Senior Subordinated Notes                             110,000           110,000
  Senior Discount Notes                                  29,284            26,584
  Term Loans                                            111,275           123,736
  Notes payable to related parties                        2,500             2,500
  Capital leases                                          1,324             1,690
  Other                                                   1,538             2,154
                                                       --------          --------
TOTAL LONG-TERM DEBT                                    255,921           266,664
                                                       --------          --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value,
   10,000,000 shares authorized, no
   shares issued and outstanding                              -                 -
  Common stock, $0.01 par value,
   100,000,000 shares authorized,
   36,142,883 and 36,142,883 shares issued
   and outstanding, respectively                            361               361
  Non-voting common stock, $0.01 par value,
   40,000,000 shares authorized, 31,520,000
   and 31,520,000 issued and outstanding,
   respectively                                             315               315
  Additional paid-in capital                             51,553            51,553
  Accumulated other comprehensive loss                      568            (2,616)
  Accumulated deficit                                   (15,254)          (11,014)
                                                       --------          --------
TOTAL STOCKHOLDERS' EQUITY                               37,543            38,599
                                                       --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS'                    $405,299          $395,767
                                                       ========          ========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                           HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                              CONSOLIDATED INCOME STATEMENTS
                           (In thousands, except per share data)
                                        (Unaudited)

                                            For the three months ended September 30,
                                            ---------------------------------------
                                                       1999           1998
                                                       ----           ----
Net sales                                            $56,936       $64,353
Cost of sales                                         40,661        40,809
                                                     -------       -------
Gross profit                                          16,275        23,544
Selling, general and administrative expense           18,832        15,383
                                                     -------       -------
Operating income                                      (2,557)        8,161
Interest expense                                       9,022         7,896
                                                     -------       -------
Income (loss) before income taxes                    (11,579)          265
Income tax (benefit) expense                          (4,747)          115
                                                     -------       -------
Net income (loss)                                    $(6,832)      $   150
                                                     =======       =======
Basic earnings (loss) per share:
 Net income (loss) per share                          ($0.10)        $0.00
 Weighted average number of common shares
  outstanding (in thousands)                          67,633        67,663

 Diluted earnings (loss) per share:
  Net income (loss) per share                         ($0.10)        $0.00
  Weighted average number of common shares
   outstanding (in thousands)                         67,663        68,968

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                           HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                              CONSOLIDATED INCOME STATEMENTS
                           (In thousands, except per share data)
                                        (Unaudited)

                                            For the nine months ended September 30,
                                            ---------------------------------------
                                                       1999           1998
                                                       ----           ----
Net sales                                           $247,923       $226,014
Cost of sales                                        175,410        157,325
                                                    --------       --------
Gross profit                                          72,513         68,689
Selling, general and administrative expense           53,627         46,072
                                                    --------       --------
Operating income                                      18,886         22,617
Interest expense                                      26,073         23,377
                                                    --------       --------
Income (loss) before income taxes                     (7,187)          (760)
Income tax (benefit) expense                          (2,947)          (312)
                                                    --------       --------
Net income (loss)                                   $ (4,240)      $   (448)
                                                    --------       --------
Basic earnings (loss) per share:
 Net income (loss) per share                          ($0.06)        ($0.01)
 Weighted average number of common shares
  outstanding (in thousands)                          67,633         67,663

 Diluted earnings (loss) per share:
  Net income (loss) per share                         ($0.06)        ($0.01)
  Weighted average number of common shares
   outstanding (in thousands)                         67,663         67,663

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                       (Unaudited)
                                                         For the nine months ended September 30,
                                                         --------------------------------------
                                                                  1999          1998
                                                                  ----          ----
Cash flows from operating activities:
  Net (loss)                                                  $ (4,240)       $  (448)
  Adjustments to reconcile net (loss) to
   net cash provided by operating activities:
    Depreciation of property, plant and equipment and
     amortization of goodwill                                   10,007          9,572
    Amortization of deferred financing fees                      5,387          5,333
    Deferred income tax benefit                                    835            (44)
    Changes in current assets and current
     liabilities, net of  acquisitions:
      Accounts receivable                                       21,138         19,591
      Inventories                                              (21,175)       (10,892)
      Prepaid expenses and other current assets                 (1,599)           172
      Accounts payable                                           4,803         (1,678)
      Accrued expenses                                          (7,620)        (8,435)
                                                              --------        -------
Net cash provided by operating activities                        7,536         13,171
                                                              --------        -------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment                 (6,115)        (7,305)
  Acquisition of ERO, Inc.                                           -         (3,037)
  Acquisition of Backyard Products Ltd.                              -        (16,805)
  Other acquisitions                                                 -         (3,579)
                                                              --------        -------
Net cash used for investing activities                          (6,115)       (30,726)
                                                              --------        -------

                          HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                       (Unaudited)
                                                         For the nine months ended September 30,
                                                         --------------------------------------
                                                                  1999          1998
                                                                  ----          ----
Cash flows from financing activities:
  Proceeds from Term Loans                                           -         30,000
  Principal payments on Term Loans                              (9,699)        (7,249)
  Borrowings on Revolving Credit Facility, net                  19,030        (11,900)
  Other                                                         (1,517)          (594)
                                                              --------        -------
Net cash provided by financing activities                        7,814         10,257
                                                              --------        -------
Net increase (decrease) in cash and cash
 equivalents                                                     9,235         (7,298)

Cash and cash equivalents:
  Beginning of period                                            4,334         10,844
                                                              --------        -------
  End of period                                               $ 13,569        $ 3,546
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

                    HEDSTROM HOLDINGS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (In thousands, except shares)
                                  (Unaudited)


                                     Common Stock                   Accumulated
                                    --------------      Additional     Other
                                                  Par    Paid-In   Comprehensive  Accumulated
                                    Shares       Value    Capital     Losses        Deficit     Total
                                   ---------------------------------------------------------  --------
Balance at December 31, 1998       67,662,883    $676    $51,553     $(2,616)      $(11,014)   $38,599
 Foreign currency translation
  adjustment                                -       -          -       3,184              -      3,184
  Net income                                -       -          -           -         (4,240)    (4,240)
                                                                                              --------
  Comprehensive income                      -       -          -           -              -     (1,056)
                                   ---------------------------------------------------------  --------
Balance at September 30, 1999      67,662,883    $676    $51,553     $   568       $(15,254)   $37,543
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

         The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

         NOTE 2 - INVENTORIES:

         Inventories at September 30, 1999 and December 31, 1998 consist of the following (in thousands):

                                             September 30,     December 31,
                                                 1999              1998
                                             ------------      -----------
         Raw materials                         $25,564           $21,421
         Work-in-process                        11,564             9,013
         Finished goods                         37,769            23,288
                                               -------           -------
                                               $74,897           $53,722
                                               =======           =======

         NOTE 3 - DEBT:

         Debt consists of the following (in thousands):

                                             September 30,   December 31,
                                                1999              1998
                                             ------------    -----------
         Senior Subordinated Notes            $110,000         $110,000
         Term Loans                            124,459          134,158
         Revolving Credit Facility              53,950           34,920
         Senior Discount Notes                  29,284           26,584
         Other                                   6,310            7,827
                                              --------         --------
                                              $324,003         $313,489
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

         On September 30, 1999, the Company amended the Senior Credit Facility. The amendment allows for less restrictive covenants. In addition, the amendment allows, at Hedstrom's option, the interest rates per annum applicable to the Senior Credit Facilities to be either (i) the Eurocurrency Rate (as defined) plus 3.5% in the case of the Tranche A Term Loan Facility and the Revolving Credit Facility or 4.0% in the case of the Tranche B Term Loan Facility or
         (ii) the Alternate Base Rate (as defined) plus 2.5% in the case of the Tranche A Term Loan Facility and the Revolving Credit Facility or 3.0% in the case of the Tranche B Term Loan Facility. The Alternate Base Rate is the highest of (a) Credit Suisse First Boston's Prime Rate (as defined) or (b) the federal funds effective rate from time to time plus 0.5%. The applicable margin in respect of the Tranche A Term Loan Facility and the Revolving Credit Facility will be adjusted from time to time by amounts to be agreed upon based on the achievement of certain performance targets to be determined.

         The Senior Credit Facilities contain a number of significant covenants that, among other things, restrict the ability of the Company to dispose of assets, incur additional indebtedness, repay other indebtedness or amend debt instruments, pay dividends, create liens on assets, make investments or acquisitions, engage in mergers or consolidations, make capital expenditures, or engage in certain transactions with affiliates. In addition, under the Senior Credit Facilities, the Company is required to comply with specified interest coverage and maximum leverage ratios. At September 30, 1999, the Company was in compliance with all of the amended restrictive covenants contained in the Senior Credit Facilities.

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

         The International Division produces and distributes gym sets, and other products, manufactured by domestic divisions, outside of the United States.

                                     For the Three Months   For the Nine Months
                                      Ended September 30,   Ended September 30,
                                      -------------------    ------------------

                                          1999       1998      1999       1998
            (Dollars in thousands)        ----       ----      ----       ----

            Bedford Division
               Net revenues              $9,511    $11,388  $117,211   $93,385
               Operating earnings        (4,740)    (1,814)   13,047     8,745
               Identifiable assets       44,492     47,249    44,492    47,249

            Ashland Division
               Net revenues               7,515      6,304    30,526    30,612
               Operating earnings           (65)      (723)    3,206     2,307
               Identifiable assets       22,031     20,628    22,031    20,628

            ERO Division
               Net revenues              20,018     20,157    48,179    45,674
               Operating earnings         3,450      6,715     6,772     9,278
               Identifiable assets       46,818     39,633    46,818    39,633


            Montreal Division
               Net revenues              15,787     23,295    32,058    39,270
               Operating earnings           212      5,238    (2,850)    3,233
               Identifiable assets       76,160     66,822    76,160    66,822

            International Division
               Net revenues               4,105      3,209    19,949    17,073
               Operating earnings        (1,414)    (1,255)   (1,289)     (946)
               Identifiable assets       10,152      8,303    10,152     8,303

            Corporate, other non-
             segments and Intercompany
             Eliminations
                 Identifiable assets    205,646    213,132   205,646   213,132

            Consolidated totals from
             continuing operations
               Net revenues              56,936     64,353   247,923   226,014
               Operating earnings        (2,557)     8,161    18,886    22,617
               Identifiable assets      405,299    395,767   405,299   395,767

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

                                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATING BALANCE SHEETS
                                                                (In thousands)

                                      At September 30, 1999                          At December 31, 1998
                            ------------------------------------------ -----------------------------------------------
                                        Hedstrom                                     Hedstrom
                             Hedstrom  Subsidiary                        Hedstrom   Subsidiary
                            Subsidiary    Non-     Adjustment   Total    Subsidiary     Non-    Adjustments/   Total
   Assets                   Guarantor  guarantor  Eliminations Hedstrom Guarantors  guarantors  Eliminations  Hedstrom
========================== ==========  =========  ============ ======== ==========  ==========  ============  ========
Current assets:
 Cash and cash equivalents $ 12,988    $   581    $      -    $ 13,569    $  1,839   $  2,495     $      -    $  4,334
 Accounts receivable, net    41,651      9,455           -      51,106      59,193     10,329            -      69,522
 Taxes receivable             6,095        650           -       6,745       6,095        650            -       6,745
 Inventories                 47,244     27,709         (56)     74,897      40,742     13,036          (56)     53,722
 Deferred income taxes(c)     6,016          -           -       6,016       6,016          -            -       6,016
 Prepaid expenses and other
  current assets              5,004        725           -       5,729       3,849        281            -       4,130
                           --------    -------    --------    --------    --------   --------     --------    --------
   Total current assets     118,998     39,120         (56)    158,062     117,734     26,791          (56)    144,469
                           --------    -------    --------    --------    --------   --------     --------    --------
 Property, plant, and
  equipment, net             29,985     18,352           -      48,337      31,361     16,741            -      48,102
                           --------    -------    --------    --------    --------   --------     --------    --------
Other assets:
 Investment in and advances
  to Nonguarantor
  Subsidiaries               63,821          -     (63,821)          -      56,190          -      (56,190)          -
 Deferred charges, net       11,816          -           -      11,816      13,857          -            -      13,857
 Goodwill, net              165,529     20,033           -     185,562     165,835     20,991            -     186,826
 Deferred income taxes        1,201     (2,555)          -      (1,354)      1,092     (1,611)           -        (519)
                           --------    -------    --------    --------    --------   --------     --------    --------
   Total other assets       242,367     17,478     (63,821)    196,024     236,974     19,380      (56,190)    200,164
                           --------    -------    --------    --------    --------   --------     --------    --------
Total assets               $391,350    $74,950    $(63,877)   $404,423    $386,069   $ 62,912     $(56,246)   $392,735
                           ========    =======    ========    ========    ========   ========     ========    ========

                                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                                      CONSOLIDATING BALANCE SHEETS
                                                              (In thousands)

                                     At September 30, 1999                        At December 31, 1998
                            ------------------------------------------ -----------------------------------------------
                                        Hedstrom                                     Hedstrom
                             Hedstrom  Subsidiary                        Hedstrom   Subsidiary
                            Subsidiary   Non-     Adjustment   Total    Subsidiary     Non-      Adjustments/   Total
                            Guarantor  guarantor  Eliminations Hedstrom Guarantors  guarantors  Eliminations  Hedstrom
                            ========== =========  ============ ======== ==========  ==========  ============  ========
  Liabilities and
  stockholders' equity
==========================
Current liabilities:
  Revolving line of credit $ 53,950    $     -    $      -     $53,950   $ 34,920     $     -     $      -    $ 34,920
  Current portion of long
   term debt and capital
   leases                    13,692        440           -      14,132     11,417         488            -      11,905
  Advances from Guarantor
   Subidiaries                    -     46,722     (46,722)          -          -      39,091      (39,091)          -
  Accounts payable (c)       17,652      7,860           -      25,512     17,170       3,539            -      20,709
  Accrued expenses           17,274      1,775         (23)     19,026     20,520       2,198          (23)     22,695
                           --------    -------    --------    --------   --------     -------     --------    --------
   Total current
    liabilities             102,568     56,797     (46,745)    112,620     84,027      45,316      (39,114)     90,229
                           --------    -------    --------    --------   --------     -------     --------    --------
  Senior Subordinated
   Notes                    110,000          -           -     110,000    110,000           -            -     110,000
  Term Loans                111,275          -           -     111,275    123,736           -            -     123,736
  Capital leases              1,324          -           -       1,324      1,690           -            -       1,690
  Other                       1,367        171           -       1,538      1,667         487            -       2,154
                           --------    -------    --------    --------   --------     -------     --------    --------
   Total long-term debt(a)  223,966        171           -     224,137    237,093         487            -     237,580
                           --------    -------    --------    --------   --------     -------     --------    --------
 Total liabilities          326,534     56,968     (46,745)    336,757    321,120      45,803      (39,114)    327,809
                           --------    -------    --------    --------   --------     -------     --------    --------

 Total stockholder's
  equity (deficit)(b)        64,816     17,982     (17,132)     65,666     64,949      17,109      (17,132)     64,926
                           --------    -------    --------    --------   --------     -------     --------    --------
 Total liabilities and
  stockholders' equity     $391,350    $74,950    $(63,877)   $402,423   $386,069     $62,912     $(56,246)   $392,735
                           ========    =======    ========    ========   ========     =======     ========    ========

                               CONSOLIDATING INCOME STATEMENTS
                                         (In thousands)

                             Three Months Ended September 30, 1999        Three Months Ended September 30, 1998
                          ------------------------------------------- -----------------------------------------------
                                      Hedstrom                                     Hedstrom
                           Hedstrom  Subsidiary                       Hedstrom    Subsidiary
                          Subsidiary    Non-    Adjustments/  Total   Subsidiary     Non-     Adjustments/   Total
Statement of Operations   Guarantor  guarantor  Eliminations Hedstrom Guarantors  guarantors  Eliminations  Hedstrom
=======================   =========  =========  ============ ======== ==========  ==========  ============  ========
Net sales                 $52,459    $19,511     $(15,034)   $56,936   $59,524     $18,112      $(13,283)  $ 64,353
Cost of sales              43,351     12,344      (15,034)    40,661    41,033      13,048       (13,272)    40,809
                          -------    -------     --------    -------   -------     -------      --------   --------
Gross profit (loss)         9,108      7,167            -     16,275    18,491       5,064           (11)    23,544
Selling, general and
 administrative expense    15,491      3,341            -     18,832    12,519       2,864             -     15,383
                          -------    -------     --------    -------   -------     -------      --------   --------
Operating income (loss)    (6,383)     3,826            -     (2,557)    5,972       2,200           (11)     8,161

Interest expense (c)        7,388        610            -      7,998     6,239         684             -      6,923
                          -------    -------     --------    -------   -------     -------      --------   --------
Income (loss) before
 income taxes             (13,771)     3,216            -    (10,555)     (267)      1,516           (11)     1,238

Income tax provision
 (benefit) (c)             (5,645)     1,318            -     (4,327)     (114)        633            (4)       515
                          -------    -------     --------    -------   -------     -------      --------   --------
Net income (loss)         $(8,126)   $ 1,898     $      -    $(6,228)  $  (153)    $   883      $     (7)  $    723
                          =======    =======     ========    =======   =======     =======      ========   ========

                               CONSOLIDATING INCOME STATEMENTS
                                         (In thousands)

                              Nine Months Ended September 30, 1999         Nine Months Ended September 30, 1998
                          ------------------------------------------- -----------------------------------------------
                                      Hedstrom                                     Hedstrom
                           Hedstrom  Subsidiary                       Hedstrom    Subsidiary
                          Subsidiary    Non-    Adjustments/  Total   Subsidiary     Non-     Adjustments/   Total
Statement of Operations   Guarantor  guarantor  Eliminations Hedstrom Guarantors  guarantors  Eliminations  Hedstrom
=======================   =========  =========  ============ ======== ==========  ==========  ============  ========
Net sales                $235,669    $39,459     $(27,205)  $247,923   $215,798    $33,717      $(23,501)  $226,014
Cost of sales             175,612     27,003      (27,205)   175,410    156,143     24,733       (23,551)   157,325
                         --------    -------     --------   --------   --------    -------      --------   --------
Gross profit (loss)        60,057     12,456            -     72,513     59,655      8,984            50     68,689
Selling, general and
 administrative expense    45,021      8,606            -     53,627     39,007      7,065             -     46,072
                         --------    -------     --------   --------   --------    -------      --------   --------
Operating income (loss)    15,036      3,850            -     18,886     20,648      1,919            50     22,617

Interest expense (c)       21,395      1,635            -     23,030     18,699      1,867            -      20,566
                         --------    -------     --------   --------   --------    -------      --------   --------
Income (loss) before
 income taxes              (6,359)     2,215            -     (4,144)     1,949         52            50      2,051

Income tax provision
 (benefit) (c)             (2,608)       908            -     (1,700)       692        128            21        841
                         --------    -------     --------   --------   --------    -------      --------   --------
Net income (loss)        $ (3,751)   $ 1,307     $      -   $ (2,444)  $  1,257    $   (76)     $     29   $  1,210
                          =======    =======     ========   ========   ========    =======      ========   ========

                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                  Nine Months Ended September 30, 1999         Nine Months Ended September 30, 1998
                                  ------------------------------------     -------------------------------------------

                                            Hedstrom                                   Hedstrom
                                 Hedstrom  Subsidiary                      Hedstrom   Subsidiary
                                Subsidiary    Non-    Adustments/  Total   Subsidiary    Non-    Adjustments/  Total
                                Guarantor  guarantor Eliminations Hedstrom guarantor  guarantor  Eliminations Hedstrom
                                =========  ========= ============ ======== =========  ========== ============ ========
Cash flows from operating
activities:
  Net income (loss)(c)           $ (3,751) $ 1,307     $    -     $ (2,444)  $  1,257    $  (76)     $ 29     $  1,210
  Adjustments to reconcile net
  income (loss) to net cash
  (used for) provided by
  operating activities:
    Depreciation of property,
    plant and equipment and
    amortization of goodwill
    and deferreds                  10,275    2,263          -       12,538     10,277     2,004         -       12,281
    Deferred income tax
    provision (c)                    (109)     944          -          835        (44)        -         -          (44)
    Changes in current assets and
    current liabilities, net of
    acquisitions:
      Accounts receivable          20,264      874          -       21,138     20,992    (1,401)        -       19,591
      Inventories                  (6,502) (14,673)         -      (21,175)    (2,351)   (8,341)     (200)     (10,892)
      Prepaid expenses and other
       current assets              (1,155)    (444)         -       (1,599)        20       152         -          172
      Accounts payable                482    4,321          -        4,803     (3,168)    1,490         -       (1,678)
      Accrued expenses             (6,137)    (423)         -       (6,560)   (10,517)    2,877       171       (7,469)
      Other                             -        -          -            -          -         -         -            -
                                 --------  -------      -----     --------   --------    ------      ----     --------
Net cash (used for) provided by
 operating activities              13,367   (5,831)         -        7,536     16,466    (3,295)        -       13,171
                                 --------  -------      -----     --------   --------    ------      ----     --------
Cash flows from investing
 activities:
  Acquisitions of property plant
   and equipment                   (3,108)  (3,007)         -       (6,115)    (5,409)   (1,896)        -       (7,305)
  Acquisition of ERO, Inc.              -        -                       -     (3,037)        -         -       (3,037)
  Other Acquisition                     -        -          -            -    (16,805)   (3,500)        -      (20,305)
                                 --------  -------      -----     --------   --------    ------      ----    ---------
Net cash used for investing
 activities                        (3,108)  (3,007)         -       (6,115)   (25,251)   (5,396)        -      (30,647)
                                 --------  -------      -----     --------   --------    ------      ----    ---------

                                   HEDSTROM CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                  Nine Months Ended September 30, 1999        Nine Months Ended September 30, 1998
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
Cash flows from financing
 activities:

 Net proceeds from issuance
  of new term loans              $      -   $    -      $   -    $      -    $30,000     $    -      $  -    $ 30,000
 Principal payments on term
  loans                            (9,699)       -          -      (9,699)    (7,249)         -         -      (7,249)
  Borrowings on new revolving
   line of credit                  19,030        -          -      19,030    (11,900)         -         -     (11,900)
  Advances to/(from)
   Nonguarantor subsidiaries       (7,631)   7,631          -           -     (9,099)     9,099         -           -
  Other                              (810)    (707)         -      (1,517)       (10)      (663)        -        (673)
                                 --------   ------      -----    --------   --------     ------      ----    --------
Net cash (used for) provided
 by financing activities              890    6,924          -       7,814      1,742      8,436         -      10,178
                                 --------   ------      -----    --------   --------     ------      ----    --------
Net increase (decrease) in
 cash and cash equivalents         11,149   (1,914)         -       9,235     (7,043)      (255)       -       (7,298)

Cash and cash equivalents:

  Beginning of period               1,839    2,495          -       4,334      8,984      1,860         -      10,844
                                 --------   ------      -----    --------   --------     ------      ----    --------
  End of period                  $ 12,988   $  581      $   -    $ 13,569   $  1,941     $1,605      $  -    $  3,546
                                 ========   ======      =====    ========   ========     ======      ====    ========

Each of the Subsidiary Guarantors is a wholly-owned subsidiary of Hedstrom and has fully and unconditionally guaranteed the Senior Subordinated Notes on a joint and several basis.  The Company has not presented separate financial statements and other disclosures concerning each subsidiary Guarantor because management has determined that such information is not material to investors.
The column "Total Hedstrom" represents the consolidated financial statements of Hedstrom and its subsidiaries.
Hedstrom Corporation is Holdings' only direct subsidiary.  The primary differences between the consolidated amounts of Hedstrom Corporation and the consolidated amounts included in the accompanying consolidated financial statements of Holdings are as follows:
(a)  Hedstrom Corporation's Long-Term Debt does not include a $2.5 million note payable issued by Holdings in connection withe its 1995 recapitalization, and the issuance of Senior Discount Notes valued at $29.3 million at September 30, 1999.
(b)  Hedstrom Corporation's stockholder's equity includes Holdings' stockholders equity plus $21.6 million in proceeds from the issuance of Senior Discount Notes, which proceeds were contributed as equity by Holdings to
Hedstrom Corporation less the interest, net of taxes, accrued thereon and, as of both September 30, 1999 and
December 31, 1997, the $2.5 million note payable described in (a) above less the interest, net of taxes, accrued thereon.
(c)  Accounts payable, Interest expense and deferred income taxes do not reflect the accrued interest, interest expense and the deferred tax benefit of accrued interest on the obligations discussed in (a) above.

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

         The following table sets forth net sales and operating profit for each of Hedstrom's operating divisions for the periods indicated (amounts in thousands):

                                  Three months      Nine months
                                      Ended            Ended
                                  September 30,     September 30,
                                  1999    1998      1999    1998
                                  ----    ----      ----    ----

       Net sales
         Bedford Division        $ 9.5   $11.4     $117.2   $93.4
         Ashland Division          7.5     6.3       30.5    30.6
         International Division    4.1     3.2       19.9    17.0
         Montreal Division        15.8    23.3       32.1    39.3
         ERO Division             20.0    20.2       48.2    45.7
                                 -----   -----     ------  ------
            Total net sales      $56.9   $64.4     $247.9  $226.0
                                 =====   =====     ======  ======
       Operating profit:
         Bedford Division        $(4.8)  $(1.8)    $ 13.0  $  8.7
         Ashland Division         (0.2)   (0.7)       3.2     2.3
         International Division   (1.4)   (1.3)      (1.2)   (1.0)
         Montreal Division         0.3     5.3       (2.9)    3.3
         ERO Division              3.5     6.7        6.8     9.3
                                 -----   -----      -----  ------
            Total gross profit   $(2.6)  $ 8.2      $18.9  $ 22.6
                                 =====   =====      =====  ======

         Net Sales. Net sales for the third quarter ended September 30, 1999 decreased to $56.9 million from $64.4 million for the comparable prior quarter, a decrease of $7.5 million. The decrease was attributable to decreased sales at the Montreal, Bedford, and ERO Divisions. Net sales at the Montreal Division decreased $7.5 million for the third quarter of 1999 versus the prior year comparable quarter. This decrease was due to the lower than anticipated sales of new Expressways! branded products and a shifting of orders from major retailers, relating to game tables, to the fourth quarter of the year. This decrease was partially offset by the increase in power rider cars, as a result of the introduction of new licensed products. Net sales at the Bedford Division decreased $1.9 million versus the prior year comparable quarter due to lower demand for trampolines, and sports related products. This decrease in net sales at the Bedford Division was partially offset by the increase in sales of wood gym sets achieved through Backyard Products Limited, a manufacturer of wood gym sets acquired in August 1998. In addition, net sales at the ERO Division decreased by approximately $0.2 million as decreased demand for Slumber Shoppe and Coral products were only partially offset by increased demand for Priss Prints products. The aforementioned decreases in net sales were partially offset by higher net sales at the Ashland, and International Divisions. The Ashland Division net sales increased by $1.2 million to $7.5 million for the quarter ended September 30, 1999, from $6.3 million for the prior year's comparable quarter, due to increased demand for Hops, decorated, undecorated, and premium licensed play balls. The International Division's net sales for the third quarter ended September 30, 1999, increased by $0.9 million versus the prior year comparable period as a result of greater market penetration.

         Net sales for the nine months ended September 30, 1999 versus the nine months ended September 30, 1998, increased to $247.9 million from $ 226.0 million an increase of $21.9 million. The increase was attributable to the Bedford, International, and ERO divisions. Net sales at the Bedford Division increased to $117.2 million for the nine months ended September 30, 1999, versus $93.4 million for the comparable period in 1998. The increase was as a result of sales of wood gym sets achieved through the acquisition of Backyard Products Limited. In addition, slightly lower sales of metal gym sets, wood gym kits and sports related products were partially offset by higher sales of trampolines. The net sales of the International Division increased to $19.9 million for the first nine months of 1999 from $17.0 million in the comparable period of 1998 as a result of favorable exchange rates and market penetration. The ERO Division's net sales increased $2.5 million to $48.2 million for the nine months ending September 30, 1999, from $45.7 million for the prior year's comparable period. The increase in net sales was primarily a result of higher demand for Slumber Shoppe products resulting mainly from the movie release of Star Wars _ Episode I. The ERO Division increase in net sales was partially offset by a decrease in net sales of Coral products, due to a decrease in listings of Swim and Dive products at major retailers. The aforementioned increases in net sales were partially offset by lower net sales at the Montreal Division. Net sales for the Montreal Division for the nine months ended September 30, 1999 decreased by $7.2 million to $32.1 million from $39.3 million for the prior year's comparable period. The decrease in net sales at the Montreal Division was due to the timing of placement of new Express Ways! branded products and a shifting of orders from major retailers relating to game tables to the fourth quarter of the year. The decrease in net sales at the Montreal Division was partially offset by increased net sales of Impact back to school products, due to new product introductions and new licenses. Net sales of the Ashland Division were relatively unchanged between 1999 and 1998.

         Gross Profit. Gross profit for the third quarter ended September 30, 1999, decreased by $7.2 million to $16.3 million as compared to $23.5 million for the quarter ended September 30, 1998. As a percentage of consolidated net sales, consolidated gross profit percentage decreased to 28.6% in the third quarter of 1999, from 36.6% for the quarter ended September 30, 1999. The decrease was due to lower gross profit margins at the Montreal, Bedford and ERO Divisions. The gross profit margin at the Montreal Division decreased to 37.3% for the quarter ended September 30, 1999 from 39.1% for the prior year comparable quarter. The Montreal Division's decrease was primarily due to unfavorable product sales mix and unfavorable manufacturing variances as a result of lower production volume as compared to the prior years third quarter. The Bedford Division's gross profit margin decreased to negative 6.3% for the quarter ended September 30, 1999, from 14.9% for the prior year's comparable quarter. The decrease in the Division's gross profit percentage was due to unfavorable product sales mix resulting from sales of trampolines, higher production employee fringe benefits, including medical costs and unfavorable manufacturing variances relating to the timing of the acquisition of Backyard Products Limited. Backyard Products Limited was acquired late in August, 1998. Due to the timing of the acquisition, the Company was not negatively impacted, in the prior year, by unfavorable manufacturing variances which usually occur during July and August as a result of low production volume. The gross profit margin at the ERO Division decreased to 47.0% for the three month ended September 30, 1999 from 54.0% for the comparable period ended September 30, 1998. The decrease in the ERO Division's gross profit percentage was a result of unfavorable material costs, unfavorable product sales mix and close out sales relating to water sports products. The aforementioned decreases were partially offset by increased gross profit margin at the Ashland Division. The Ashland Division's gross profit margin increased to 22.7% for the quarter ended September 30, 1999 from 19.0% for the prior year's comparable quarter. The increase at the Ashland Division was due to cost reduction programs that included reducing unauthorized customer deductions, overhead costs and material costs.

         Gross profit for the nine months ended September 30, 1999 increased by $3.8 million to $72.5 million as compared to $68.7 million for the nine months ended September 30, 1998 as a result of higher consolidated net sales. As a percentage of consolidated net sales, the consolidated gross profit percentage decreased slightly to 29.2% for the nine months ended September 30, 1999, from 30.4% for the nine months ended September 30, 1998. The decrease in consolidated gross profit percentage was mainly due to the lower gross margin percentages at the ERO and International Division's. The ERO Division's gross profit percentage decreased to 43.2% for the nine months ended September 30, 1999, from 46.0% for the prior year's comparable period while the International Division's gross profit percentage decreased to 17.6% from 22.4%. These decreases were mainly a result of unfavorable product sales mix as well as low margin close out sales of water sports products at the ERO Division. The decrease in the gross margin percentage at the ERO Division was partially offset by slightly higher gross profit margin percentages at the Company's other divisions.

         Selling general and administrative expenses increased $3.4 million to $18.8 million for the third quarter ended September 30, 1999, versus $15.4 million for the prior years third quarter. As a percentage of net sales, selling, general and administrative expenses increased to 33.0% from 23.9% for the quarter ended September 30, 1999. The increase was a result of lower sales volume to cover fixed expenses and product sales mix as consolidated net sales included a greater percentage of royalty bearing products as compared to the prior year. For the nine months ended September 30, 1999 selling, general and administrative expenses increased $7.5 million to $53.6 million from $46.1 million for the nine months ended September 30, 1998. As a percentage of net sales, selling, general and administrative expenses increased slightly to 21.6% from 20.4% for the nine months ended September 30, 1998. This increase was mainly a result of product sales mix as consolidated net sales included a greater percentage of royalty bearing products as compared to the prior year.

         Interest Expense. Interest expense for the three and nine months ended September 30, 1999, versus September 30, 1998 increased as a result of higher debt levels associated with greater working capital.

         Income Tax Expense. Holdings' effective income tax rate for the three months ended September 30, 1999, and the nine months ended September 30, 1999 and 1998 was 41.0%.

         Liquidity and Capital Resources of the Company

         Working Capital and Cash Flows

         Net cash provided by operating activities was $7.5 million for the nine months ended September 30, 1999 versus $13.2 million provided by operations for the prior year comparable period. The decrease was mainly a result of higher inventory levels.

         Net cash used for investing activities was $6.1 million, all relating to the acquisitions of property, plant and equipment.

         Net cash provided by financing activities for the nine months ended September 30, 1999, was $7.8 million resulting from $19.0 million of net proceeds on the Company's revolving loan to fund additional working capital requirements and meet debt service requirements partially offset by principal repayments of $9.7 million on the Company's term loans and $1.5 million of scheduled principal repayments on capital leases for the nine months ended September 30, 1999.

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

         The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. As of September 30, 1999, approximately $13.6 million was available to the Company (subject to borrowing base limitations) from cash on hand and available borrowings under the Revolving Credit Facility. Management believes that cash generated from operations, together with borrowings under the Revolving Credit Facility and cash on hand, will be sufficient to meet the Company's working capital and capital expenditures needs for the foreseeable future.

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

         Outstanding borrowings under the Senior Credit Facilities consisted of $121.0 million under the Term Loan Facilities, comprised of $57.5million of Tranche A Term Loans maturing in 2003 and $63.5 million of Tranche B Term Loans maturing in 2005. The Senior Credit Facilities also include a $70 million Revolving Credit Facility. As of September 30, 1999, a balance of $54.0 million was outstanding under the Revolving Credit Facility.

         On September 30, 1999, the Company entered into its Fifth Amendment to the Senior Credit Facility. The Fifth Amendment, among other things, provided for less restrictive financial covenants for the third and fourth quarters of 1999. As of the date hereof, management believes the Company may not be able to meet the fourth quarter financial covenants set forth in the Fifth Amendment. Accordingly, the Company intends to begin negotiations with the bank group to amend the financial ratio covenants for the period ending December 31, 1999 as well as for the year 2000. Although the Company anticipates that it will be able to obtain amendments to the Senior Credit Facility, there can be no assurance that the Company will be able to obtain such amendments.

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

         Assessment of all computer hardware, stand-alone systems, communications hardware and software which may require replacement or upgrade by January 2000 is now complete. The Company has identified all systems which it believes are not Year 2000 compliant. Remediation of these systems will take place throughout 1999.

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

                        10.1 - Amendment Number Five dated September 30, 1999
                               to the Credit Agreement, dated as of June 12, 1997, among Hedstrom Corporation, Hedstrom Holdings, Inc., the finacial institutions party thereto and Credit Suisse First Boston, as agent.

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

         Date: November 11, 1999


                                       HEDSTROM HOLDINGS, INC.

                                       HEDSTROM CORPORATION


                                         /s/ David F. Crowley

                                            David F.Crowley
                                        Chief Financial Officer